Form 10-Q
period 2021-03-31
Environmental Impact Acquisition Corp
filed 2021-05-24
CIK 1822691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-39894

ENVIRONMENTAL IMPACT ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-1914700
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

535 Madison Avenue

New York, NY 10022

(Address of principal executive offices)

(212) 389-8109

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-half of one Redeemable Warrant	ENVIU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	ENVI	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock, each at an exercise price of $11.50 per share	ENVIW	The Nasdaq Stock Market LLC

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 24, 2021, there were 20,700,000 shares of Class A common stock, $0.0001 par value and 5,175,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ENVIRONMENTAL IMPACT ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ENVIRONMENTAL IMPACT ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$197,466	$156,848
Prepaid expenses	924,598	—
Total Current Assets	1,122,064	156,848

Deferred offering costs	—	181,027
Cash held in Trust Account	207,002,420	—
TOTAL ASSETS	$208,124,484	$337,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$888,883	$2,528
Accrued offering costs	118,569	12,875
Promissory note – related party	—	300,000
Total Current Liabilities	1,007,452	315,403

Warrant liability	11,678,000	—
Deferred underwriting fee payable	—	—
Total Liabilities	12,679,452	302,528

Commitments and Contingencies

Class A common stock subject to possible redemption 19,043,903 and no shares at redemption value as of March 31, 2021 and December 31, 2020, respectively	190,439,030	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,656,097 and no shares issued and outstanding (excluding 19,043,903 and no shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	166	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,175,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	518	518
Additional paid-in capital	3,959,047	24,482
Retained earnings (accumulated deficit)	1,040,271	(2,528)
Total Stockholders’ Equity	5,000,002	22,472
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$208,124,484	$337,875

The accompanying notes are an integral part of the unaudited condensed financial statements.

ENVIRONMENTAL IMPACT ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Operation and formation costs	1,190,121
Loss from operations	(1,190,121)

Other income (expense):
Interest earned on marketable securities held in Trust Account	2,420
Loss in initial issuance of Private Placement Warrants	(1,272,500)
Change in fair value of warrants	3,503,000
Other income, net	2,232,920

Income (Loss) before income taxes	1,042,799
Benefit (Provision) for income taxes	—
Net (loss) income	$1,042,799

Weighted average shares outstanding of Class A redeemable common stock	20,700,000
Basic and diluted income per share, Class A redeemable common stock	$0.00

Weighted average shares outstanding of Class B non-redeemable common stock	5,032,500
Basic and diluted net loss per share, Class B non-redeemable common stock	$0.21

The accompanying notes are an integral part of the unaudited condensed financial statements.

ENVIRONMENTAL IMPACT ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021	—	$—	5,175,000	$518	$24,482	$(2,528)	$22,472

Sale of 20,700,000 Class A shares, net of underwriting discounts, offering costs and initial fair value of public warrants	20,700,000	2,070	—	—	194,371,691	—	194,373,761

Change in value of common stock subject to redemption	(19,043,903)	(1,904)	—	—	(190,437,126)	—	(190,439,030)

Net income	—	—	—	—	—	1,042,799	1,042,799

Balance – March 31, 2021	1,656,097	$166	5,175,000	$518	$3,959,047	$1,040,271	$5,000,002

The accompanying notes are an integral part of the unaudited condensed financial statements.

ENVIRONMENTAL IMPACT ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$1,042,799
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(3,503,000)
Loss on issuance of private warrants	1,272,500
Transaction costs incurred in connection with warrants	50,178
Interest earned on marketable securities held in Trust Account	(2,420)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(924,598)
Accrued expenses	886,355
Net cash used in operating activities	(1,178,186)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(207,000,000)
Net cash used in investing activities	(207,000,000)

Cash Flows from Financing Activities
Proceeds from sale of Units, net of underwriting discounts paid	206,750,001
Proceeds from sale of Private Placements Warrants	2,000,000
Proceeds from issuance of private placement-equivalent warrants	6,000
Repayment of promissory note - related party	(300,000)
Payment of offering costs	(237,197)
Net cash provided by financing activities	$208,218,804

Net Change in Cash	40,618
Cash – Beginning of period	156,848
Cash – End of period	$197,466

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$118,569
Initial classification of common stock subject to possible redemption	203,255,750
Change in value of common stock subject to possible redemption	$(12,816,720)
Initial classification of warrant liability	15,181,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

ENVIRONMENTAL IMPACT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 2,000,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to HB Strategies LLC (“HB Strategies”), the anchor investor and an affiliate of Hudson Bay Capital Management LP, generating gross proceeds of $2,000,000, which is described in Note 4.

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

ENVIRONMENTAL IMPACT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

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

Liquidity and capital resources

As of March 31, 2021, the Company had approximately $197,466 in cash and a working capital of approximately $115,000.

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

Based on the foregoing, management believes that the Company will have borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. The Company’s Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors intend, but are not obligated, to provide working capital loans as needed to meet liquidity needs. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

ENVIRONMENTAL IMPACT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on January 13, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on January 25, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

Correction of Previously Issued Financial Statement

The Company corrected certain line items related to the previously audited balance sheet as of January 19, 2021 in the Form 8-K filed with the SEC on January 25, 2021 related to misstatements identified in improperly applying accounting guidance on certain warrants, recognizing them as components of equity instead of a derivative liability under the guidance of Accounting Standard Codification (“ASC”) 815-40, “Derivatives and Hedging – Contracts on an Entity’s Own Equity” (“ASC 815-40”). The following balance sheet items as of January 19, 2021 were impacted: an increase of $15.2 million in warrant liabilities, a decrease of $15.2 million in the amount of Class A common stock subject to redemption, an increase of $1.3 million in additional paid-in capital and an increase in $0.95 million in accumulated deficit.

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

ENVIRONMENTAL IMPACT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at redemption value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets. Accordingly, at March 31, 2021 and December 31, 2021, 19,043,903 and no shares of Class A common shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

Warrant Liability

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40-15-under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31 ,2021, the Company had a deferred tax asset of approximately $239,000, which had a full valuation allowance recorded against it. The Company’s deferred tax assets were deemed to be de minimis as of December 31, 2020.

The Company’s current taxable income primarily consists of interest earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. The change in fair value of the warrant liability is a permanent difference. During the three months ended March 31, 2021 the Company recorded no income tax expense. The Company’s effective tax rate for three months ended March 31 was approximately 0%, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Common Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 12,350,000 shares of Class A common stock in the calculation of diluted income per share, since the exercise of the warrants was greater than the average market price during the quarter.

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable common stock outstanding since original issuance. Net loss per share, basic and diluted, for Class A and Class B non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock, net of applicable franchise and income taxes, by the weighted average number of Class A and Class B non-redeemable common stock outstanding for the period. Class A and Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

ENVIRONMENTAL IMPACT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

Three Months Ended March 31,
2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$2,420
Less: Income and Franchise Tax	(2,420)
Net Earnings	$—
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	20,700,000
Earnings/Basic and Diluted Redeemable Class A Common Stock	$—

Non-Redeemable Class A and B Common Stock
Numerator: Net Income minus Redeemable Net Earnings
Net Income	$1,042,799
Redeemable Net Earnings	—
Non-Redeemable Net Loss	$1,042,799
Denominator: Weighted Average Non-Redeemable Class B Common Stock
Non-Redeemable Class A and B Common Stock, Basic and Diluted	5,032,500
Loss/Basic and Diluted Non-Redeemable Class B Common Stock	$0.21

As of December 31, 2020, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s stockholders.

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

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 20,700,000 Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 2,700,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, HB Strategies and/or its affiliates purchased an aggregate of 2,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant ($2,000,000 in the aggregate) from the Company in a private placement. Each Private Placement Warrant will be exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8). A portion of the proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

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

ENVIRONMENTAL IMPACT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

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

Sponsor and Director Insider Warrants

At the closing of the Initial Public Offering, the Company issued 600,000 private placement-equivalent warrants to the Sponsor and 50,000 private placement-equivalent warrants to each of Gov. Patrick, Messrs. Brewster and Seavers, the Company’s independent director nominees. Such warrants were issued for nominal amount and are identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The Company recorded the fair value of these warrants of approximately $0.9 million on the date of issuance which is included in loss on initial issuance of private warrants in the statement of operations for the three months ended March 31, 2021.

Underwriter

The underwriter is an affiliate of the Sponsor (see note 6).

NOTE 6. COMMITMENTS

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

ENVIRONMENTAL IMPACT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

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

Business Combination Marketing Agreement

The Company engaged Canaccord Genuity LLC (“Canaccord”) as advisors in connection with its Business Combination to assist the Company in arranging meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that may be interested in purchasing the Company’s securities, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with the preparation of its press releases and public filings in connection with the Business Combination. The Company will pay Canaccord for such services upon the consummation of a Business Combination a cash fee in an amount equal to 3.76 % of the gross proceeds of the Initial Public Offering. Pursuant to the terms of the business combination marketing agreement, no fee will be due if the Company does not complete a Business Combination.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2020 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2021, there were 1,656,097 shares of Class A common stock issued and outstanding, excluding 19,043,903 shares of Class A common stock subject to possible redemption. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2020 and December 31, 2020, there were 5,175,000 shares of Class B common stock issued and outstanding.

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

ENVIRONMENTAL IMPACT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

NOTE 8. WARRANTS

As of March 31, 2021 and December 31, 2020, there were 10,350,000 and 0 Public Warrants outstanding, respectively. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

ENVIRONMENTAL IMPACT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

As of March 31, 2021, there were 2,000,000 Private Placement Warrants outstanding and 750,000 Insider Warrants outstanding which are identical to the Private Placement Warrants. As of December 31, 2020 there were no Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that (1) the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, (2) the Private Placement Warrants will be exercisable on a cashless basis, (3) the Private Placement Warrants will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees, and (4) the holders of the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will have certain registration rights. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At March 31, 2021, assets held in the Trust Account were comprised of $207,002,420 in U.S. Treasury securities. During the three months ended March 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	Fair Value
Assets:
Cash and marketable securities held in Trust Account	1	$207,002,420

Liabilities:
Warrant Liability – Public Warrants	1	9,004,500
Warrant Liability – Private Placement Warrants	3	1,940,000
Warrant liability -Sponsor and Directors	3	733,500

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the three months ended March 31, 2021 was approximately $9.0 million, when the Public Warrants were separately listed and traded

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying March 31, 2021 condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statement of operations.

The Private Warrants were initially valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the common stock. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing. A Monte Carlo simulation methodology was used in estimating the fair value of the public warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Warrants. For periods subsequent to the detachment of the warrants from the Units, the close price of the public warrant price was used as the fair value as of each relevant date.

ENVIRONMENTAL IMPACT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

The key inputs into the Black-Scholes-Merton model for the warrants were as follows:

Input	January 13, 2021	March 31, 2021
Risk-free interest rate	0.74%	1.27%
Expected term (years)	5.00	5.00
Expected volatility	21%	16%
Exercise price	$11.50	$11.50
Fair value of Units	$9.43	$9.69

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on January 19, 2021	3,278,500	11,902,500	15,181,000
Change in valuation inputs or other assumptions	(605,000)	(2,898,000)	(3,503,000)
Fair value as of March 31, 2021	$2,673,500	$9,004,500	$11,678,000

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to ENVIRONMENTAL IMPACT ACQUISITION CORP. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to CG Investments VI. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 2, 2020 (inception) through March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had net income of approximately $1.1 million, which consists of income of approximately $3.5 million derived from the changes in fair value of the warrant liability offset by operation costs of approximately $2.5 million and the loss on initial issuance of Private Placement Warrants of approximately $1.3 million .

Liquidity and Capital Resources

On January 19, 2021 the Company consummated the Initial Public Offering of 20,700,000 Units, which includes the full exercise by the underwriter of its over-allotment option in the amount of 2,700,000 Units, at $10.00 per Unit, generating gross proceeds of $207,000,000 which is described in Note 4. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 2,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement with HB Strategies, generating gross proceeds of $2,000,000, which is described in Note 5.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $207,000,000 was placed in the Trust Account. We incurred $773,917 of transaction costs, consisting of $250,000 in cash underwriting fees and $523,918 of other offering costs in transaction costs related to the Initial Public Offering.

For the three months ended March 31, 2021, cash used in operating activities was $1,178,186. Net income of $1,042,799 was affected by noncash charges (income) related to the change in fair value of the warrant liability of approximately $2.2 million and transaction costs associated with the warrants of approximately $0.05 million. Net changes in operating assets and liabilities used approximately $0.1 million of cash for operating activities.

As of March 31, 2021, we had marketable securities held in the Trust Account of $207,002,420 (including approximately $2,420 of interest income consisting of U.S. Treasury Bills with a maturity of 185 days or less). Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2021, we have not withdrawn any interest earned from the Trust Account.

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

As of March 31, 2021, we had cash of $197,466. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The Company engaged Canaccord as advisors in connection with its Business Combination to assist the Company in arranging meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that may be interested in purchasing the Company’s securities, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with the preparation of its press releases and public filings in connection with the Business Combination. The Company will pay Canaccord for such services upon the consummation of a Business Combination a cash fee in an amount equal to 3.76 % of the gross proceeds of the Initial Public Offering. Pursuant to the terms of the business combination marketing agreement, no fee will be due if the Company does not complete a Business Combination.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liability

We account for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheets.

Net Income (Loss) Per Common Share

We apply the two-class method in calculating earnings per share. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A redeemable common stock outstanding for the period. Net loss per common share, basic and diluted for Class B non-redeemable common stock is calculated by dividing the net income, less income attributable to Class A redeemable common stock, by the weighted average number of Class B non-redeemable common stock outstanding for the period presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

On April 12, 2021, the staff at the Securities and Exchange Commission (the “SEC”) issued a statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Statement”). In the SEC Statement, the SEC staff noted that certain provisions in the typical SPAC warrant agreement may require that the warrants be classified as a liability measured at fair value, with changes in fair value reported each period in earnings, as compared to the historical treatment of the warrants as equity, which has been the practice of most SPACs, including us. We had previously classified our Private Placement Warrants and Public Warrants, which we issued on January 14, 2021, as equity (for a full description of our Private Placement Warrants and Public Warrants, refer to the registration statement on Form S-1 (File Nos. 333-251593 and 333-252093), filed in connection with the Company’s initial public offering, declared effective by the SEC on January 11, 2021).

Prior to this Quarterly Report on Form 10-Q, we had issued only one financial statement in which our accounting for the Warrants was required to be reflected: specifically, the January 19, 2021 audited closing date balance sheet that we filed with the SEC on Form 8-K on January 25, 2021. Based on the guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity,” we have since concluded that provisions in the warrant agreement preclude the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should have been recorded as derivative liabilities on the balance sheet and measured at fair value at issuance and reported as such at each subsequent reporting date in accordance with ASC 820, “Fair Value Measurement,” with changes in fair value recognized in the subsequent statements of operations for a period that included the change. Further, ASC 815 requires that upfront costs and fees related to items for which fair value accounting is applied (in this case, our warrant liabilities) should have been recognized as expense as incurred.

We have presented liability accounting for the Warrants in this Quarterly Report on Form 10-Q. The effect of the correction of specific line items in our January 19, 2021 audited closing date balance sheet can be found in Note 2 to the to Condensed Financial Statements included herein.

Evaluation of Disclosure Controls and Procedures

In connection with our January 19, 2021 audited closing balance sheet, our management reassessed the effectiveness of our disclosure controls and procedures as of March 31, 2021. As a result of that reassessment and in light of the SEC Statement, our management determined that our disclosure controls and procedures as of March 31, 2021 were not effective solely as a result of its classification of the Warrants as components of equity instead of as derivative liabilities. Due solely to the events that led to such reclassification, management has made changes in internal controls related to the accounting for Warrants issued in connection with our initial public offering. In light of the material weakness that we identified, we performed additional analysis as deemed necessary to ensure that our financial statements for the three months ended March 31, 2021, were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the correction of our previously filed financial statements described above had not yet been identified. In light of the correction of the previously filed financial statements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC, other than as described below.

Our warrants are accounted for as a warrant liability and are recorded at fair value upon issuance with any changes in fair value each period reported in our statement of operations, which may have an adverse effect on the market price of our securities or may make it more difficult for us to consummate an initial business combination.

Following the consummation of the offering and the concurrent private placement of warrants in January 2021, we have 13,100,000 warrants outstanding (comprised of the 10,350,000 Public Warrants, 2,000,000 Private Placement Warrants, and 750,000 Insider Warrants). We recorded the warrant liability at fair value upon issuance as determined by us based upon a valuation report obtained from our third-party valuation firm. The warrant liability is adjusted for the changes in fair value each period with a charge or credit recognized in our statement of operations. The impact of changes in fair value on earnings, which may be material, may have an adverse effect on the market price of our securities. In addition, potential targets may seek a business combination partner that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

A total of $207,000,000 of the proceeds from the IPO and the sale of the Private Placement Warrants, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee, and such proceeds were subsequently transferred to a trust account held at Bank of America Merrill Lynch. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended.

We paid a total of $250,000 in cash underwriting discounts and commissions and $523,918 for other costs and expenses related to the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

xviii

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

1.1	Underwriting Agreement dated January 13, 2021 between the Company and Canaccord Genuity LLC (2)
1.2	Business Combination Marketing Agreement dated January 13, 2021 between the Company and Canaccord Genuity LLC (2)
3.1	Amended and Restated Certificate of Incorporation (2)
3.2	Bylaws (1)
4.1	Specimen Unit Certificate (1)
4.2	Specimen Class A Common Stock Certificate. (1)
4.3	Specimen Warrant Certificate. (1)
4.4	Warrant Agreement dated January 13, 2021 between the Company any Continental Stock Transfer & Trust Company (2)
4.5	Description of Registered Securities.(3)
10.1	Letter Agreement dated January 13, 2021 among the Company, CG Investments Inc. VI, HB Strategies LLC and each of the directors and executive officers of the Company (2)
10.2	Investment Management Trust Agreement dated January 13, 2021 between Continental Stock Transfer & Trust Company and the Company. (2)
10.3	Registration Rights Agreement dated January 13, 2021 among the Company, HB Strategies LLC, CG Investments Inc. VI and the Holders signatory thereto. (2)
10.4	Private Placement Warrants Purchase Agreement dated January 13, 2021 between the Company and HB Strategies LLC (2)
10.5	Form of Indemnity Agreement. (1)
10.6	Promissory Note issued to HB Strategies LLC (1)
10.7	Securities Subscription Agreement between the Company and CG Investments Inc. VI (1)
10.8	Securities Subscription Agreement between the Company and HB Strategies LLC (1)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**

*	Filed herewith.
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, originally filed with the SEC on December 21, 2020 (File No. 333-251593), as amended.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 20, 2021.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 26, 2021.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVIRONMENTAL IMPACT ACQUISITION CORP.

Date: May 24, 2021	By:	/s/ Daniel Coyne
	Name:	Daniel Coyne
	Title:	Chief Executive Officer
(Principal Executive Officer)

20