Form 10-Q
period 2021-06-30
Environmental Impact Acquisition Corp
filed 2021-08-13
CIK 1822691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

As of August 13, 2021, there were 20,700,000 shares of Class A common stock, $0.0001 par value and 5,175,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ENVIRONMENTAL IMPACT ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ENVIRONMENTAL IMPACT ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$97,381	$156,848
Prepaid expenses	835,471	—
Total Current Assets	932,852	156,848

Deferred offering costs	—	181,027
Investments held in Trust Account	207,005,566	—
TOTAL ASSETS	$207,938,418	$337,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$1,037,253	$2,528
Accrued offering costs	118,569	12,875
Promissory note – related party	—	300,000
Total Current Liabilities	1,155,822	315,403

Warrant liability	14,368,000	—
Deferred underwriting fee payable	—	—
Total Liabilities	15,523,822	315,403

Commitments and Contingencies

Class A common stock subject to possible redemption 18,741,459 and no shares at redemption value as of June 30, 2021 and December 31, 2020, respectively	187,414,590	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,958,541 and no shares issued and outstanding (excluding 18,741,459 and no shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	196	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,175,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	518	518
Additional paid-in capital	6,983,457	24,482
Retained earnings (accumulated deficit)	(1,984,165)	(2,528)
Total Stockholders’ Equity	5,000,006	22,472
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$207,938,418	$337,875

The accompanying notes are an integral part of the unaudited condensed financial statements.

ENVIRONMENTAL IMPACT ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 (UNAUDITED)

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
General and administrative expenses	$337,582	$1,527,703
Loss from operations	(337,582)	(1,527,703)

Other income (expense):
Interest earned on marketable securities held in Trust Account	3,146	5,566
Loss in initial issuance of Private Placement Warrants	—	(1,272,500)
Change in fair value of warrants	(2,690,000)	813,000
Other expense, net	(2,686,854)	(453,934)

Net (loss) income	$(3,024,436)	$(1,981,637)

Weighted average shares outstanding, Class A redeemable common stock	20,700,000	20,700,000

Basic and diluted net income per share, Class A redeemable common stock	$—	$—

Weighted average shares outstanding, Class B non-redeemable common stock	5,175,000	5,107,873

Basic and diluted net loss per share, Class B non-redeemable common stock	$(0.58)	$(0.39)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ENVIRONMENTAL IMPACT ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021	—	$—	5,175,000	$518	$24,482	$(2,528)	$22,472

Sale of 20,700,000 Class A shares, net of underwriting discounts, offering costs and initial fair value of public warrants	20,700,000	2,070	—	—	194,371,691	—	194,373,761

Change in value of Class A common stock subject to redemption	(19,043,903)	(1,904)	—	—	(190,437,126)	—	(190,439,030)

Net income	—	—	—	—	—	1,042,799	1,042,799

Balance – March 31, 2021 (unaudited)	1,656,097	$166	5,175,000	$518	$3,959,047	$1,040,271	$5,000,002
Change in value of Class A common stock subject to redemption	302,444	30	—	—	3,024,410	—	3,024,440

Net income	—	—	—	—	—	(3,024,436)	(3,024,436)
Balance – June 30, 2021 (unaudited)	1,958,541	$196	5,175,000	$518	$6,983,457	$(1,984,165)	$5,000,006

The accompanying notes are an integral part of the unaudited condensed financial statements.

ENVIRONMENTAL IMPACT ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(1,981,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(813,000)
Loss on issuance of private warrants	1,272,500
Transaction costs incurred in connection with warrants	50,178
Interest earned on marketable securities held in Trust Account	(5,566)
Changes in operating assets and liabilities:
Prepaid expenses	(835,471)
Accrued expenses	1,034,725
Net cash provided by (used in) operating activities	(1,278,271)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(207,000,000)
Net cash provided by (used in) investing activities	(207,000,000)

Cash Flows from Financing Activities
Proceeds from sale of Units, net of underwriting discounts paid	206,750,001
Proceeds from sale of Private Placements Warrants	2,000,000
Proceeds from issuance of private placement-equivalent warrants	6,000
Repayment of promissory note - related party	(300,000)
Payment of offering costs	(237,197)
Net cash provided by (used in) financing activities	$208,218,804

Net Change in Cash	(59,467)
Cash – Beginning of period	156,848
Cash – End of period	$97,381

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$118,569
Initial classification of common stock subject to possible redemption	$203,255,750
Change in value of common stock subject to possible redemption	$(15,841,160)
Initial classification of warrant liability	15,181,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

ENVIRONMENTAL IMPACT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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

ENVIRONMENTAL IMPACT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

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

ENVIRONMENTAL IMPACT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

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

Liquidity and capital resources

As of June 30, 2021, the Company had approximately $97,381 in cash and a working deficit of approximately $222,970.

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

The Company may raise additional capital through loans or additional investments from the Sponsor or its stockholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, management believes that the Company will have borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. The Company’s Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors intend, but are not obligated, to provide working capital loans as needed to meet liquidity needs. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

ENVIRONMENTAL IMPACT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on January 13, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on January 25, 2021. The interim results for the three and six and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 30, 2020.

ENVIRONMENTAL IMPACT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and is measured at redemption value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets. Accordingly, at June 30, 2021 and December 31, 2021, 18,741,459 and no shares of Class A common shares subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021 and December 31, 2020, the Company had deferred tax assets with a full valuation allowance recorded against them.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months and six months ended June 30, 2021, the Company recorded no income tax expense. The Company’s effective tax rate for the three and six months ended June 30, 2021 was approximately 0%, which differs from the expected income tax rate mainly due to the change in the fair value of the warrant liabilities and the start-up costs (discussed above) which are not currently deductible.

Net Income (Loss) Per Common Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 12,350,000 shares of Class A common stock in the calculation of diluted income per share, since the average stock price of the Company’s common stock for the three and six months ended June 30, 2021 was less than the exercise price and therefore, the inclusion of such warrants under the treasury stock method would be anti-dilutive.

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

ENVIRONMENTAL IMPACT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$3,146	$5,566
Less: Income and Franchise Tax available to be withdrawn from the Trust Account	(3,146)	(5,566)
Net Earnings	$--	$--
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	20,700,000	20,700,000
Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.00	$0.00

Non-Redeemable Class B Common Stock
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(3,024,436)	$(1,981,637)
Less: Redeemable Net Earnings	--	--
Non-Redeemable Net Loss	$(3,024,436)	$(1,981,637)
Denominator: Weighted Average Non-Redeemable Class B Common Stock
Non-Redeemable Class B Common Stock, Basic and Diluted	5,175,000	5,107,873
Loss/Basic and Diluted Non-Redeemable Class B Common Stock	$(0.58)	$(0.39)

For the three and six months ended June 30, 2021, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s stockholders.

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

ENVIRONMENTAL IMPACT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

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

Sponsor and Director Insider Warrants

At the closing of the Initial Public Offering, the Company issued 600,000 private placement-equivalent warrants to the Sponsor and 50,000 private placement-equivalent warrants to each of Gov. Patrick, Messrs. Brewster and Seavers, the Company’s independent director nominees. Such warrants were issued for nominal amount and are identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The Company recorded the fair value of these warrants of approximately $0.9 million on the date of issuance which is included in loss on initial issuance of private warrants in the statement of operations for the six months ended June 30, 2021.

Underwriter

The underwriter is an affiliate of the Sponsor (see note 6).

ENVIRONMENTAL IMPACT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE 6. COMMITMENTS

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

Business Combination Marketing Agreement

The Company engaged Canaccord Genuity LLC (“Canaccord”) as advisors in connection with its Business Combination to assist the Company in arranging meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that may be interested in purchasing the Company’s securities, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with the preparation of its press releases and public filings in connection with the Business Combination. The Company will pay Canaccord for such services upon the consummation of a Business Combination a cash fee in an amount equal to 3.76% of the gross proceeds of the Initial Public Offering. Pursuant to the terms of the business combination marketing agreement, no fee will be due if the Company does not complete a Business Combination.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2020 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2021, there were 1,958,541 shares of Class A common stock issued and outstanding, excluding 18,741,459 shares of Class A common stock subject to possible redemption. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.

ENVIRONMENTAL IMPACT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 5,175,000 shares of Class B common stock issued and outstanding.

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

NOTE 8. WARRANTS

As of June 30, 2021 and December 31, 2020, there were 10,350,000 and 0 Public Warrants outstanding, respectively. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

ENVIRONMENTAL IMPACT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

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

As of June 30, 2021, there were 2,000,000 Private Placement Warrants outstanding and 750,000 Insider Warrants outstanding which are identical to the Private Placement Warrants. As of December 31, 2020 there were no Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that (1) the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, (2) the Private Placement Warrants will be exercisable on a cashless basis, (3) the Private Placement Warrants will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees, and (4) the holders of the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will have certain registration rights. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

ENVIRONMENTAL IMPACT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

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

At June 30, 2021, assets held in the Trust Account were comprised of $207,005,566 in U.S. Treasury securities. During the six months ended June 30, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	Fair Value
Assets:
Cash and marketable securities held in Trust Account	1	$207,005,566

Liabilities:
Warrant Liability – Public Warrants	1	11,178,000
Warrant Liability – Private Placement Warrants	3	2,456,500
Warrant liability -Sponsor and Directors	3	733,500

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the six months ended June 30, 2021 was approximately $11.2 million, when the Public Warrants were separately listed and traded.

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and presented within warrant liabilities on our accompanying June 30, 2021 condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statement of operations.

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

ENVIRONMENTAL IMPACT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Due to the use of quoted prices in an active market (Level 1) to measure the fair values of the Public Warrants subsequent to initial measurement, the Company had transfers out of Level 3 totaling $9.0 million during the period from January 11, 2021 through June 30, 2021.

The key inputs into the Black-Scholes-Merton model for the warrants were as follows:

Input	January 13, 2021	June 30, 2021
Risk-free interest rate	0.74%	1.06%
Expected term (years)	5.00	5.00
Expected volatility	21%	18%
Exercise price	$11.50	$11.50
Fair value of Units	$9.43	$9.81

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on January 19, 2021	3,278,500	11,902,500	15,181,000
Change in valuation inputs or other assumptions	(82,500)	(724,500)	(807,000)
Fair value as of June 30, 2021	$3,190,000	$11,178,000	$14,368,000

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Other than as described in these condensed financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Proposed Business Combination and Related Agreements

On August 9, 2021, the Company entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”) with Honey Bee Merger Sub, Inc., a Delaware corporation and our wholly owned subsidiary (“ENVI Merger Sub”), and GreenLight Biosciences, Inc., a Delaware corporation (“GreenLight”).

The Business Combination Agreement provides for, among other things, the following transactions on the closing date (collectively, the “Business Combination”):

•	The stockholders of GreenLight that have agreed to participate in the transaction will exchange (the “Exchange”) their interests in GreenLight for shares of common stock, par value $0.0001 per share, of the Company (the “ENVI Class A Common Stock”);

•	ENVI Merger Sub will merge with and into GreenLight (the “Merger”), with GreenLight as the surviving company (the “Surviving Company”) in the merger and, after giving effect to such merger, becoming a wholly owned subsidiary of the Company;

•	In connection with the Merger, each issued and outstanding share of capital stock of GreenLight (other than treasury stock and any dissenting shares) (a “Greenlight Share”) will be converted into a number of shares of ENVI Class A Common Stock equal to the product of (x) the conversion ratio applicable to such Greenlight Share multiplied by (y) the quotient obtained by dividing (a) 120,000,000, by (b) the number of Fully-Diluted Shares (as defined in the Business Combination Agreement) (such ratio, the “Exchange Ratio”);

•	Each option to purchase shares of capital stock of GreenLight (“GreenLight Option”) that is outstanding and unexercised immediately prior to the effective time of the Merger shall be converted into an option issued under the Company’s incentive equity plan to purchase a number of common shares of the Company (each, a “Rollover Option”) equal to the product (rounded down to the nearest whole number) of (x) the number of Greenlight Shares subject to such GreenLight Option immediately prior to the effective time of the Merger, multiplied by (y) the Exchange Ratio, at an exercise price per share (rounded up to the nearest whole cent) equal to the quotient of (i) the exercise price per share of such GreenLight Option immediately prior to the effective time of the Merger divided by (ii) the Exchange Ratio. Each Rollover Option shall be subject to the same terms and conditions (including applicable vesting, expiration and forfeiture provisions) that applied to the corresponding GreenLight Option immediately prior to the effective time of the Merger, except (I) as specifically provided above, or (II) as to (1) terms rendered inoperative by reason of the transactions contemplated by the Business Combination Agreement (including any anti-dilution or other similar provisions that may have adjusted or may adjust the number of underlying shares that are subject to any such option until the effective time of the Merger), or (2) such other immaterial administrative or ministerial changes as the Company board of directors (or the compensation committee of the Company board of directors) may determine in good faith are appropriate to effectuate the administration of the Rollover Options;

•	Shares of ENVI Class A Common Stock issued in respect of shares of Greenlight common stock that are subject to vesting or forfeiture (“Greenlight Restricted Shares”), shall be subject to the same terms and conditions (including applicable vesting, expiration and forfeiture provisions) that applied to the corresponding Greenlight Restricted Share immediately prior to the effective time of the Merger; and

•	Each warrant of GreenLight (“GreenLight Warrant”), to the extent outstanding and unexercised, shall automatically, without any action of any party or any other person (including the holder thereof), be assumed by GreenLight and converted into a warrant to acquire shares of ENVI Class A Common Stock equal to the product (rounded down to the nearest whole number) of (x) the number of common shares of GreenLight (on an as converted basis) subject to such GreenLight Warrant immediately prior to the effective time of the Merger, multiplied by (y) the Exchange Ratio, at an exercise price per share (rounded up to the nearest whole cent) equal to the quotient of (i) the exercise price per share of such GreenLight Warrant immediately prior to the effective time of the Merger, divided by (ii) the Exchange Ratio.

Private Placement

Concurrently with the execution of the Business Combination Agreement, the Company entered into Subscription Agreements with certain investors (collectively, the “Private Placement Investors”) pursuant to which, among other things, such investors agreed to subscribe for and purchase and the Company agreed to issue and sell to such investors, an aggregate of 10,525,000 ENVI Class A Shares (the “Private Placement Shares”), at a purchase price of $10.00 per share (the “Private Placement”). The closing of the Private Placement is contingent upon, among other things, the substantially concurrent consummation of the Business Combination and related transactions. In connection with the Private Placement, the Company will grant the Private Placement Investors certain customary registration rights. The Private Placement Shares have not been registered under the Securities Act, in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and/or Regulation D or Regulation S promulgated thereunder without any form of general solicitation or general advertising.

Registration Rights and Transfer Restrictions

Concurrently with the execution of the Business Combination Agreement, the Company entered into an Investor Rights Agreement (the “Investor Rights Agreement”) with certain stockholders of GreenLight, ENVI Sponsor, HB Strategies and the other holders of Class B Common Stock, pursuant to which the Company agreed, following the consummation of the Merger, to register for resale, pursuant to Rule 415 under the Securities Act, certain shares of common stock of the Company, as well as other equity securities that are held by the parties thereto from time to time.

Additionally, the Investor Rights Agreements and the Bylaws that will be effective following the consummation of the Business Combination, contain certain restrictions on transfer with respect to the ENVI Class A Common Stock received as consideration for the Merger. Such restrictions begin at the consummation of the Business Combination and end at the date that is 180 days after the consummation of the Business Combination (the “Lock-Up Period”), except that the Lock-Up Period may shorten to 120 days if, following the consummation of the Business Combination, the last sale price of the ENVI Class A Common Stock equals or exceeds $15.00 per share for any 20 trading days within any 30-trading day period.

Transaction Support Agreement

Concurrently with the execution of the Business Combination Agreement, the Company entered into a Transaction Support Agreement (the “Transaction Support Agreement”) with certain stockholders of GreenLight (the “Supporting Stockholders”). Under the Transaction Support Agreement, the Supporting Stockholders agreed, within five business days following the declaration by the staff of the SEC that the proxy statement / prospectus relating to the approval by the Company’s stockholders of the transactions contemplated in the Business Combination Agreement is effective, to execute and deliver a written consent with respect to the outstanding Greenlight Shares held by the Supporting Stockholder adopting the Business Combination Agreement and related transactions and approving the Merger. The Greenlight Shares owned by the Supporting Stockholders represent a majority of the outstanding voting power (on a converted basis) of GreenLight.

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

Proposed Business Combination and Related Agreements

On August 9, 2021, we entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”) with Honey Bee Merger Sub, Inc., a Delaware corporation and our wholly owned subsidiary (“ENVI Merger Sub”), and GreenLight Biosciences, Inc., a Delaware corporation (“GreenLight”).

The Business Combination Agreement provides for, among other things, the following transactions on the closing date (collectively, the “Business Combination”):

•	The stockholders of GreenLight that have agreed to participate in the transaction will exchange (the “Exchange”) their interests in GreenLight for shares of common stock, par value $0.0001 per share, of the Company (the “ENVI Class A Common Stock”);

•	ENVI Merger Sub will merge with and into GreenLight (the “Merger”), with GreenLight as the surviving company (the “Surviving Company”) in the merger and, after giving effect to such merger, becoming a wholly owned subsidiary of the Company;

•	In connection with the Merger, each issued and outstanding share of capital stock of GreenLight (other than treasury stock and any dissenting shares) (a “Greenlight Share”) will be converted into a number of shares of ENVI Class A Common Stock equal to the product of (x) the conversion ratio applicable to such Greenlight Share multiplied by (y) the quotient obtained by dividing (a) 120,000,000, by (b) the number of Fully-Diluted Shares (as defined in the Business Combination Agreement) (such ratio, the “Exchange Ratio”);

•	Each option to purchase shares of capital stock of GreenLight (“GreenLight Option”) that is outstanding and unexercised immediately prior to the effective time of the Merger shall be converted into an option issued under the Company’s incentive equity plan to purchase a number of common shares of the Company (each, a “Rollover Option”) equal to the product (rounded down to the nearest whole number) of (x) the number of Greenlight Shares subject to such GreenLight Option immediately prior to the effective time of the Merger, multiplied by (y) the Exchange Ratio, at an exercise price per share (rounded up to the nearest whole cent) equal to the quotient of (i) the exercise price per share of such GreenLight Option immediately prior to the effective time of the Merger divided by (ii) the Exchange Ratio. Each Rollover Option shall be subject to the same terms and conditions (including applicable vesting, expiration and forfeiture provisions) that applied to the corresponding GreenLight Option immediately prior to the effective time of the Merger, except (I) as specifically provided above, or (II) as to (1) terms rendered inoperative by reason of the transactions contemplated by the Business Combination Agreement (including any anti-dilution or other similar provisions that may have adjusted or may adjust the number of underlying shares that are subject to any such option until the effective time of the Merger), or (2) such other immaterial administrative or ministerial changes as the Company board of directors (or the compensation committee of the Company board of directors) may determine in good faith are appropriate to effectuate the administration of the Rollover Options;

•	Shares of ENVI Class A Common Stock issued in respect of shares of Greenlight common stock that are subject to vesting or forfeiture (“Greenlight Restricted Shares”), shall be subject to the same terms and conditions (including applicable vesting, expiration and forfeiture provisions) that applied to the corresponding Greenlight Restricted Share immediately prior to the effective time of the Merger; and

•	Each warrant of GreenLight (“GreenLight Warrant”), to the extent outstanding and unexercised, shall automatically, without any action of any party or any other person (including the holder thereof), be assumed by GreenLight and converted into a warrant to acquire shares of ENVI Class A Common Stock equal to the product (rounded down to the nearest whole number) of (x) the number of common shares of GreenLight (on an as converted basis) subject to such GreenLight Warrant immediately prior to the effective time of the Merger, multiplied by (y) the Exchange Ratio, at an exercise price per share (rounded up to the nearest whole cent) equal to the quotient of (i) the exercise price per share of such GreenLight Warrant immediately prior to the effective time of the Merger, divided by (ii) the Exchange Ratio.

Private Placement

Concurrently with the execution of the Business Combination Agreement, the Company entered into Subscription Agreements with certain investors (collectively, the “Private Placement Investors”) pursuant to which, among other things, such investors agreed to subscribe for and purchase and the Company agreed to issue and sell to such investors, an aggregate of 10,525,000 ENVI Class A Shares (the “Private Placement Shares”), at a purchase price of $10.00 per share (the “Private Placement”). The closing of the Private Placement is contingent upon, among other things, the substantially concurrent consummation of the Business Combination and related transactions. In connection with the Private Placement, the Company will grant the Private Placement Investors certain customary registration rights. The Private Placement Shares have not been registered under the Securities Act, in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and/or Regulation D or Regulation S promulgated thereunder without any form of general solicitation or general advertising.

Registration Rights and Transfer Restrictions

Concurrently with the execution of the Business Combination Agreement, the Company entered into an Investor Rights Agreement (the “Investor Rights Agreement”) with certain stockholders of GreenLight, ENVI Sponsor, HB Strategies and the other holders of Class B Common Stock, pursuant to which the Company agreed, following the consummation of the Merger, to register for resale, pursuant to Rule 415 under the Securities Act, certain shares of common stock of the Company, as well as other equity securities that are held by the parties thereto from time to time.

Additionally, the Investor Rights Agreements and the Bylaws that will be effective following the consummation of the Business Combination, contain certain restrictions on transfer with respect to the ENVI Class A Common Stock received as consideration for the Merger. Such restrictions begin at the consummation of the Business Combination and end at the date that is 180 days after the consummation of the Business Combination (the “Lock-Up Period”), except that the Lock-Up Period may shorten to 120 days if, following the consummation of the Business Combination, the last sale price of the ENVI Class A Common Stock equals or exceeds $15.00 per share for any 20 trading days within any 30-trading day period.

Transaction Support Agreement

Concurrently with the execution of the Business Combination Agreement, the Company entered into Transaction Support Agreement (the “Transaction Support Agreement”) with certain stockholders of GreenLight (the “Supporting Stockholders”). Under the Transaction Support Agreements, the Supporting Stockholders agreed, within five business days following the declaration by the staff of the SEC that the proxy statement / prospectus relating to the approval by the Company’s stockholders of the transactions contemplated in the Business Combination Agreement is effective, to execute and deliver a written consent with respect to the outstanding Greenlight Shares held by the Supporting Stockholder adopting the Business Combination Agreement and related transactions and approving the Merger. The Greenlight Shares owned by the Supporting Stockholders represent a majority of the outstanding voting power (on a converted basis) of GreenLight.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 2, 2020 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had net loss of approximately $3.0 million, which consists of loss of approximately $2.7 million derived from the changes in fair value of the warrant liability and operation costs of approximately $0.3 million.

For the six months ended June 30, 2021, we had net loss of approximately $2.0 million, which consists of income of approximately $0.8 million derived from the changes in fair value of the warrant liability offset by operation costs of approximately $1.5 million and the loss on initial issuance of Private Placement Warrants of approximately $1.3 million.

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

For the six months ended June 30, 2021, cash used in operating activities was $1,278,271. Net loss of $1,981,637 included noncash charges (income) related to the change in fair value of the warrant liability of approximately $0.8 million, loss on initial issuance of Private Placement Warrants of approximately $1.3 million and transaction costs associated with the warrants of approximately $0.05 million. Net changes in operating assets and liabilities used approximately $0.2 million of cash for operating activities.

As of June 30, 2021, we had marketable securities held in the Trust Account of $207,005,566 (including approximately $5,566 of interest income consisting of U.S. Treasury Bills with a maturity of 185 days or less). Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2021, we have not withdrawn any interest earned from the Trust Account.

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

As of June 30, 2021, we had cash of $97,381. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The Company engaged Canaccord as advisors in connection with its Business Combination to assist the Company in arranging meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that may be interested in purchasing the Company’s securities, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with the preparation of its press releases and public filings in connection with the Business Combination. The Company will pay Canaccord for such services upon the consummation of a Business Combination a cash fee in an amount equal to 3.76% of the gross proceeds of the Initial Public Offering. Pursuant to the terms of the business combination marketing agreement, no fee will be due if the Company does not complete a Business Combination.

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

We have presented liability accounting for the Warrants in this Quarterly Report on Form 10-Q. The effect of the correction of specific line items in our January 19, 2021 audited closing date balance sheet can be found in Note 2 to the Condensed Financial Statements included herein.

Evaluation of Disclosure Controls and Procedures

In connection with our January 19, 2021 audited closing balance sheet, our management reassessed the effectiveness of our disclosure controls and procedures as of June 30, 2021. As a result of that reassessment and in light of the SEC Statement, our management determined that our disclosure controls and procedures as of June 30, 2021 were not effective solely as a result of its classification of the Warrants as components of equity instead of as derivative liabilities. Due solely to the events that led to such reclassification, management has made changes in internal controls related to the accounting for Warrants issued in connection with our initial public offering. In light of the material weakness that we identified, we performed additional analysis as deemed necessary to ensure that our financial statements for the three and six months ended June 30, 2021, were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Not required for a smaller reporting company. However, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in the Company's final prospectus as filed with the SEC on January 11, 2021, and the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2021 as filed with the SEC on May 24, 2021. Risks associated with the Merger and GreenLight will be more fully discussed in the Form S-4 that the Company intends to file after the filing of this Quarterly Report.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.*
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, originally filed with the SEC on December 21, 2020.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 20, 2021.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 26, 2021.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVIRONMENTAL IMPACT ACQUISITION CORP.

Date: August 13, 2021	By:	/s/ Daniel Coyne
	Name:	Daniel Coyne
	Title:	Chief Executive Officer
(Principal Executive Officer)