Form 10-Q
period 2021-09-30
Environmental Impact Acquisition Corp
filed 2021-11-12
CIK 1822691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

As of November 10, 2021, there were 20,700,000 shares of Class A common stock, $0.0001 par value, and 5,175,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ENVIRONMENTAL IMPACT ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

TABLE OF CONTENTS

		Page
Part I. Financial Information
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1
	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021 and for the Period from July 2, 2020 (Inception) through September 30, 2020	2
	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the Three and Nine Months Ended September 30, 2021 and for the Period from July 2, 2020 (Inception) through September 30, 2020	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and for Period from July 2, 2020 (Inception) through September 30, 2020	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	23
Item 4.	Controls and Procedures	23
Part II. Other Information
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	25
Part III. Signatures		26

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ENVIRONMENTAL IMPACT ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$158,337	$156,848
Prepaid expenses	698,309	—
Total Current Assets	856,646	156,848

Deferred offering costs	—	168,152
Investments held in Trust Account	207,008,746	—
TOTAL ASSETS	$207,865,392	$325,000

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$3,017,789	$2,528
Accrued offering costs	118,569	—
Promissory note – related party	500,000	300,000
Total Current Liabilities	3,636,358	302,528

Warrant liabilities	13,341,000	—
Deferred underwriting fee payable	—	—
Total Liabilities	16,977,358	302,528

Commitments and Contingencies

Class A common stock subject to possible redemption 20,700,000 and no shares at redemption value as of September 30, 2021 and December 31, 2020, respectively	207,000,000	—

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,175,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	518	518
Additional paid-in capital	—	24,482
Accumulated deficit	(16,112,484)	(2,528)
Total Stockholders’ (Deficit) Equity	(16,111,966)	22,472
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$207,865,392	$325,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ENVIRONMENTAL IMPACT ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	For the Period from July 2, 2020 (Inception) Through September 30, 2020
General and administrative expenses	$2,556,742	$4,084,445	$878
Loss from operations	(2,556,742)	(4,084,445)	(878)

Other income (expense):
Interest earned on marketable securities held in Trust Account	3,180	8,746	—
Loss in initial issuance of Private Placement Warrants	—	(1,272,500)	—
Change in fair value of warrant liabilities	1,027,000	1,840,000	—
Other income, net	1,030,180	576,246	—

Net loss	$(1,526,562)	$(3,508,199)	$(878)

Weighted average shares outstanding, Class A common stock	20,700,000	$19,335,165	—
Basic and diluted net loss per share, Class A common stock	$(0.06)	$(0.14)	$—
Weighted average shares outstanding, Class B common stock	5,175,000	5,130,495	4,500,000
Basic and diluted net loss per share, Class B common stock	$(0.06)	$(0.14)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ENVIRONMENTAL IMPACT ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — January 1, 2021	—	$—	5,175,000	$518	$24,482	$(2,528)	$22,472

Accretion of Class A common stock subject to possible redemption	—	—	—	—	(24,482)	(12,601,757)	(12,626,239)

Net loss	—	—	—	—	—	(1,981,637)	(1,981,637)
Balance – June 30, 2021	—	$—	5,175,000	$518	$—	$(14,585,922)	$(14,585,404)

Net loss	—	—	—	—	—	(1,526,562)	(1,526,562)
Balance – September 30, 2021	—	$—	5,175,000	$518	$—	$(16,112,484)	$(16,111,966)

FOR THE PERIOD FROM JULY 2, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — July 2, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	5,175,000	518	24,482	—	25,000

Net loss	—	—	—	—	—	(878)	(878)
Balance – September 30, 2020	—	$—	$5,175,000	$518	$24,482	$(878)	$24,122

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ENVIRONMENTAL IMPACT ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,	For the Period from July 2, 2020 (Inception) through September 30,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$(3,508,199)	$(878)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on issuance of Private Placement Warrants	1,272,500	—
Change in fair value of warrant liabilities	(1,840,000)	—
Transaction costs incurred in connection with warrants	50,179	—
Interest earned on marketable securities held in Trust Account	(8,746)	—
Changes in operating assets and liabilities:
Prepaid expenses	(698,309)	—
Accounts payable and accrued expenses	3,015,261	878
Net cash used in operating activities	(1,717,314)	—

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(207,000,000)	—
Net cash used in investing activities	(207,000,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	206,750,000	—
Proceeds from sale of Private Placement Warrants	2,000,000	—
Proceeds from sale of Unit Purchase Option	6,000	—
Proceeds from promissory note – related party	500,000	27,450
Repayment of promissory note - related party	(300,000)	—
Payment of offering costs	(237,197)	(27,450)
Net cash provided by financing activities	208,718,803	25,000

Net Change in Cash	1,489	25,000
Cash – Beginning	156,848	—
Cash – Ending	$158,337	$25,000

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$118,569	$38,243
Offering costs paid through promissory note	$—	$81,125
Initial classification of warrant liabilities	$15,181,000	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ENVIRONMENTAL IMPACT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

The Company has one wholly-owned subsidiary, Honey Bee Merger Sub, Inc., which was incorporated in the State of Delaware on August 6, 2021 (“ENVI Merger Sub”).

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from July 2, 2020 (inception) through September 30, 2021, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of GreenLight Biosciences, Inc., a Delaware corporation (“GreenLight”) (see Note 7). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 2,000,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to HB Strategies LLC (“HB Strategies”), the anchor investor and an affiliate of Hudson Bay Capital Management LP, generating gross proceeds of $2,000,000, which is described in Note 5.

Transaction costs amounted to $773,917, consisting of $250,000 in cash underwriting fees, inclusive of $150,000 paid for underwriter’s concession fees (see Note 7), and $523,917 of other offering costs.

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

ENVIRONMENTAL IMPACT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

The Company will provide the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 following any related redemptions and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. In addition, HB Strategies has agreed to vote its Founder Shares in favor of approving a Business Combination. Each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

ENVIRONMENTAL IMPACT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

Liquidity and Going Concern

As of September 30, 2021, the Company had approximately $158,000 in cash and a working capital deficit of approximately $2,780,000.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase the Founder Shares (as defined in Note 6), and loan proceeds from the Sponsor of $300,000 and $500,000 under separate Promissory Notes (as defined in Note 6). The Company repaid the $300,000 Note in full on January 19, 2021. The $500,000 Note was initiated on August 9, 2021 and total borrowings as of September 30, 2021 were $500,000. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the private placement held outside of the Trust Account.

The Company may raise additional capital through loans or additional investments from the Sponsor or its stockholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may, but are not obligated to, loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through July 19, 2022, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ENVIRONMENTAL IMPACT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it should revise its financial statements to classify all Public Shares in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to possible redemption to be classified outside of permanent equity. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A common stock as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.

As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued Initial Public Offering Balance Sheet and Form 10-Q’s will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also revised its income (loss) per common share calculation to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the revision on the Company’s financial statement is reflected in the following table.

Balance Sheet as of January 19, 2021 (audited)	As Previously Reported	Adjustment,	As Revised
Class A common stock subject to possible redemption	$188,973,250	$18,026,750	$207,000,000
Class A common stock	$180	$(180)	$—
Additional paid-in capital	$5,430,812	$(5,430,812)	$—
Accumulated deficit	$(51,506)	$(12,595,758)	$(12,647,264)
Total Stockholders’ Equity (Deficit)	$5,380,004	$(18,026,750)	$(12,646,746)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on January 13, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on January 25, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

ENVIRONMENTAL IMPACT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed consolidated financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 30, 2020.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and is measured at redemption value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets. Accordingly, at September 30, 2021 and December 31, 2021, Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.

ENVIRONMENTAL IMPACT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period.

At September 30, 2021, the Class A common stock subject to possible redemption reflected in the condensed consolidated balance sheet are reconciled in the following table:

Gross proceeds	$207,000,000
Less:
Proceeds allocated to Public Warrants	(11,902,500)
Class A common stock issuance costs	(723,739)
Plus:
Accretion of carrying value to redemption value	12,626,239

Class A common stock subject to possible redemption	$207,000,000

Warrant Liabilities

The Company accounts for the Public Warrants (as defined in Note 4) and Private Placement Warrants (together, with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40-15-under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The Private Placement Warrants for periods where no observable traded price was available were valued using a Modified Black Scholes Option Pricing Model. The Public Warrants for periods where no observable traded price was available were valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021 and December 31, 2020, the Company had deferred tax assets with a full valuation allowance recorded against them.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months and nine months ended September 30, 2021, the Company recorded no income tax expense. The Company’s effective tax rate for the three and nine months ended September 30, 2021 was approximately 0%, which differs from the expected income tax rate mainly due to the change in the fair value of the warrant liabilities and the start-up costs (discussed above) which are not currently deductible.

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating income (loss) per common share. Accretion associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 13,100,000 shares of Class A common stock in the aggregate. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) loss per common share is the same as basic net income (loss) per common share for the periods presented.

ENVIRONMENTAL IMPACT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021		For the Period from July 2, 2020 (Inception) Through September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net loss per common share
Numerator:
Allocation of net loss, as adjusted	$(1,221,250)	$(305,312)	$(2,765,190)	$(743,009)	$—	$(878)
Denominator:
Basic and diluted weighted average shares outstanding	20,700,000	5,175,000	19,335,165	5,130,495	—	4,500,000

Basic and diluted net loss per common share	$(0.06)	$(0.06)	$(0.14)	$(0.14)	$—	$(0.00)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s balance sheets, primarily due to their short-term nature, except for the warrant liabilities (see Note 10).

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06 — “Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”)”, to simplify accounting for certain financial instruments ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 20,700,000 Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 2,700,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 9).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, HB Strategies and/or its affiliates purchased an aggregate of 2,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant ($2,000,000 in the aggregate) from the Company in a private placement. Each Private Placement Warrant will be exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 9). A portion of the proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

ENVIRONMENTAL IMPACT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

NOTE 6. RELATED PARTY TRANSACTIONS

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

Promissory Note — Related Party

On September 4, 2020, HB Strategies issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) March 31, 2021 or (ii) the consummation of the Initial Public Offering. As of December 31, 2020, there was $300,000 in borrowings outstanding under the Promissory Note, which was repaid at the closing of the Initial Public Offering on January 19, 2021. Borrowings under the Promissory Note are no longer available.

On August 9, 2021, the Sponsor agreed to loan the Company an aggregate of up to $500,000 pursuant to a promissory note (the “Note”). The Note is non-interest bearing and payable upon consummation of the Company’s initial Business Combination. At September 30, 2021, there was $500,000 of borrowings under the Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s management team or any of their respective affiliates or other third parties may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”), which will be repaid only upon the consummation of a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Working Capital Loans; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Working Capital Loans, the unpaid amounts would be forgiven. Up to $1,500,000 of the Working Capital Loans may be converted into warrants at a price of $1.00 per warrant at the option of the holder. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021 and December 31, 2020, there were no Working Capital Loans outstanding.

Sponsor and Director Insider Warrants

At the closing of the Initial Public Offering, the Company issued 600,000 private placement-equivalent warrants to the Sponsor and 50,000 private placement-equivalent warrants to each of Gov. Patrick, Messrs. Brewster and Seavers, the Company’s independent director. Such warrants were issued for nominal amount and are identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The Company recorded the fair value of these warrants of approximately $0.9 million on the date of issuance which is included in loss on initial issuance of Private Placement Warrants in the statements of operations for the three and nine months ended September 30, 2021.

Underwriter

The underwriter is an affiliate of the Sponsor (see Note 7).

ENVIRONMENTAL IMPACT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

NOTE 7. COMMITMENTS

Registration Rights

Pursuant to a registration rights agreement entered into on January 13, 2021, the holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements. Notwithstanding the foregoing, the Initial Stockholders may not exercise their demand and “piggyback” registration rights after five and seven years, respectively, after the effective date of the Initial Public Offering and may not exercise its demand rights on more than one occasion.

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

Underwriting Agreement

The Company engaged a qualified independent underwriter to participate in the preparation of the registration statement and exercise the usual standards of “due diligence” in respect thereto. The Company paid the independent underwriter a fee of $100,000 upon the completion of the Initial Public Offering in consideration for its services and expenses as the qualified independent underwriter. Additionally, the Company agreed to pay the underwriter $150,000 in expenses to cover seller’s concessions to selling group member in connection with the Initial Public Offering. The independent underwriter will receive no other compensation.

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

Proposed Business Combination and Related Agreements

On August 9, 2021, the Company entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”) with ENVI Merger Sub and GreenLight.

The Business Combination Agreement provides for, among other things, the following transactions on the closing date (collectively, the “Business Combination”):

●	The stockholders of GreenLight that have agreed to participate in the transaction will exchange (the “Exchange”) their interests in GreenLight for shares of common stock, par value $0.0001 per share, of the Company (the “ENVI Class A Common Stock”);

●	ENVI Merger Sub will merge with and into GreenLight (the “Merger”), with GreenLight as the surviving company (the “Surviving Company”) in the merger and, after giving effect to such merger, becoming a wholly owned subsidiary of the Company;

●	In connection with the Merger, each issued and outstanding share of capital stock of GreenLight (other than treasury stock and any dissenting shares) (a “Greenlight Share”) will be converted into a number of shares of ENVI Class A Common Stock equal to the product of (x) the conversion ratio applicable to such Greenlight Share multiplied by (y) the quotient obtained by dividing (a) 120,000,000, by (b) the number of Fully-Diluted Shares (as defined in the Business Combination Agreement) (such ratio, the “Exchange Ratio”);

ENVIRONMENTAL IMPACT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

●	Each option to purchase shares of capital stock of GreenLight (“GreenLight Option”) that is outstanding and unexercised immediately prior to the effective time of the Merger shall be converted into an option issued under the Company’s incentive equity plan to purchase a number of common shares of the Company (each, a “Rollover Option”) equal to the product (rounded down to the nearest whole number) of (x) the number of Greenlight Shares subject to such GreenLight Option immediately prior to the effective time of the Merger, multiplied by (y) the Exchange Ratio, at an exercise price per share (rounded up to the nearest whole cent) equal to the quotient of (i) the exercise price per share of such GreenLight Option immediately prior to the effective time of the Merger divided by (ii) the Exchange Ratio. Each Rollover Option shall be subject to the same terms and conditions (including applicable vesting, expiration and forfeiture provisions) that applied to the corresponding GreenLight Option immediately prior to the effective time of the Merger, except (I) as specifically provided above, or (II) as to (1) terms rendered inoperative by reason of the transactions contemplated by the Business Combination Agreement (including any anti-dilution or other similar provisions that may have adjusted or may adjust the number of underlying shares that are subject to any such option until the effective time of the Merger), or (2) such other immaterial administrative or ministerial changes as the Company board of directors (or the compensation committee of the Company board of directors) may determine in good faith are appropriate to effectuate the administration of the Rollover Options;

●	Shares of ENVI Class A Common Stock issued in respect of shares of Greenlight common stock that are subject to vesting or forfeiture (“Greenlight Restricted Shares”), shall be subject to the same terms and conditions (including applicable vesting, expiration and forfeiture provisions) that applied to the corresponding Greenlight Restricted Share immediately prior to the effective time of the Merger; and

●	Each warrant of GreenLight (“GreenLight Warrant”), to the extent outstanding and unexercised, shall automatically, without any action of any party or any other person (including the holder thereof), be assumed by GreenLight and converted into a warrant to acquire shares of ENVI Class A Common Stock equal to the product (rounded down to the nearest whole number) of (x) the number of common shares of GreenLight (on an as converted basis) subject to such GreenLight Warrant immediately prior to the effective time of the Merger, multiplied by (y) the Exchange Ratio, at an exercise price per share (rounded up to the nearest whole cent) equal to the quotient of (i) the exercise price per share of such GreenLight Warrant immediately prior to the effective time of the Merger, divided by (ii) the Exchange Ratio.

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

ENVIRONMENTAL IMPACT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2020 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2021, there were 20,700,000 shares of Class A common stock issued and outstanding, which are subject to possible redemption and presented as temporary equity. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 5,175,000 shares of Class B common stock issued and outstanding.

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

NOTE 9. WARRANTS

As of September 30, 2021, there were 10,350,000 Public Warrants outstanding. As of December 31, 2020, there were no Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

ENVIRONMENTAL IMPACT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

As of September 30, 2021, there were 2,000,000 Private Placement Warrants outstanding and 750,000 Insider Warrants outstanding which are identical to the Private Placement Warrants. As of December 31, 2020 there were no Private Placement Warrants or Insider Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that (1) the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, (2) the Private Placement Warrants will be exercisable on a cashless basis, (3) the Private Placement Warrants will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees, and (4) the holders of the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will have certain registration rights. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

ENVIRONMENTAL IMPACT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

NOTE 10. FAIR VALUE MEASUREMENTS

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

At September 30, 2021, assets held in the Trust Account were comprised of $1,002 in cash $207,007,744 in money market funds, which primarily invest in U.S. Treasury securities. During the nine months ended September 30, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	Fair Value
Assets:
Investments held in Trust Account – Money market funds	1	$207,007,744

Liabilities:
Warrant Liability – Public Warrants	1	10,453,500
Warrant Liability – Private Placement Warrants	3	2,100,000
Warrant Liability - Sponsor and Directors	3	787,500

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and presented within warrant liabilities in the accompanying condensed consolidated balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed consolidated statements of operations.

The Private Placement Warrants were initially valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own Public Warrant pricing. A Monte Carlo simulation methodology was used in estimating the fair value of the Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Placement Warrants. For periods subsequent to the detachment of the warrants from the Units, the close price of the Public Warrant price was used as the fair value as of each relevant date. The measurement of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market.

ENVIRONMENTAL IMPACT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

The key inputs into the Black-Scholes-Merton model for the warrants were as follows:

Input	January 13, 2021	September 30, 2021
Risk-free interest rate	0.74%	1.07%
Expected term (years)	5.00	5.00
Expected volatility	21%	16.3%
Exercise price	$11.50	$11.50
Fair value of Units	$9.43	$9.89

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on January 19, 2021	3,272,500	11,902,500	15,175,000
Change in valuation inputs or other assumptions	(385,000)	(2,898,000)	(3,283,000)
Transfers to Level 1	—	(9,004,500)	(9,004,500)
Fair value as of September 30, 2021	$2,887,500	$—	$2,887,500

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the nine months ended September 30, 2021 was approximately $9.0 million, when the Public Warrants were separately listed and traded.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

The Business Combination Agreement provides for, among other things, the following transactions on the closing date (collectively, the “Business Combination”):

●	The stockholders of GreenLight that have agreed to participate in the transaction will exchange (the “Exchange”) their interests in GreenLight for shares of common stock, par value $0.0001 per share, of the Company (the “ENVI Class A Common Stock”);

●	ENVI Merger Sub will merge with and into GreenLight (the “Merger”), with GreenLight as the surviving company (the “Surviving Company”) in the merger and, after giving effect to such merger, becoming a wholly owned subsidiary of the Company;

●	In connection with the Merger, each issued and outstanding share of capital stock of GreenLight (other than treasury stock and any dissenting shares) (a “Greenlight Share”) will be converted into a number of shares of ENVI Class A Common Stock equal to the product of (x) the conversion ratio applicable to such Greenlight Share multiplied by (y) the quotient obtained by dividing (a) 120,000,000, by (b) the number of Fully-Diluted Shares (as defined in the Business Combination Agreement) (such ratio, the “Exchange Ratio”);

●	Each option to purchase shares of capital stock of GreenLight (“GreenLight Option”) that is outstanding and unexercised immediately prior to the effective time of the Merger shall be converted into an option issued under the Company’s incentive equity plan to purchase a number of common shares of the Company (each, a “Rollover Option”) equal to the product (rounded down to the nearest whole number) of (x) the number of Greenlight Shares subject to such GreenLight Option immediately prior to the effective time of the Merger, multiplied by (y) the Exchange Ratio, at an exercise price per share (rounded up to the nearest whole cent) equal to the quotient of (i) the exercise price per share of such GreenLight Option immediately prior to the effective time of the Merger divided by (ii) the Exchange Ratio. Each Rollover Option shall be subject to the same terms and conditions (including applicable vesting, expiration and forfeiture provisions) that applied to the corresponding GreenLight Option immediately prior to the effective time of the Merger, except (I) as specifically provided above, or (II) as to (1) terms rendered inoperative by reason of the transactions contemplated by the Business Combination Agreement (including any anti-dilution or other similar provisions that may have adjusted or may adjust the number of underlying shares that are subject to any such option until the effective time of the Merger), or (2) such other immaterial administrative or ministerial changes as the Company board of directors (or the compensation committee of the Company board of directors) may determine in good faith are appropriate to effectuate the administration of the Rollover Options;

●	Shares of ENVI Class A Common Stock issued in respect of shares of Greenlight common stock that are subject to vesting or forfeiture (“Greenlight Restricted Shares”), shall be subject to the same terms and conditions (including applicable vesting, expiration and forfeiture provisions) that applied to the corresponding Greenlight Restricted Share immediately prior to the effective time of the Merger; and

●	Each warrant of GreenLight (“GreenLight Warrant”), to the extent outstanding and unexercised, shall automatically, without any action of any party or any other person (including the holder thereof), be assumed by GreenLight and converted into a warrant to acquire shares of ENVI Class A Common Stock equal to the product (rounded down to the nearest whole number) of (x) the number of common shares of GreenLight (on an as converted basis) subject to such GreenLight Warrant immediately prior to the effective time of the Merger, multiplied by (y) the Exchange Ratio, at an exercise price per share (rounded up to the nearest whole cent) equal to the quotient of (i) the exercise price per share of such GreenLight Warrant immediately prior to the effective time of the Merger, divided by (ii) the Exchange Ratio.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 2, 2020 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, identifying a target company for a Business Combination, and activities in connection wth the proposed acquisition of GreenLight. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net loss of $1,526,562, which consists of general and administrative expenses of $2,556,742, offset by the change in fair value of warrant liabilities of $1,027,500, and interest earned on marketable securities held in the Trust Account of $3,180.

For the nine months ended September 30, 2021, we had a net loss of $3,508,199, which consists of general and administrative expenses of $4,084,445 and a loss on initial issuance of the Private Placement Warrants of $1,272,500, offset by the change in fair value of warrant liabilities of $1,840,000 and interest earned on marketable securities held in the Trust Account of $8,746.

For the period from July 2, 2020 (inception) through September 30, 2020, we had net loss of $878, which consists of formation and operational costs.

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

For the nine months ended September 30, 2021, cash used in operating activities was $1,717,314. Net loss of $3,508,199 included noncash charges (income) related to the change in fair value of the warrant liabilities of $1,840,000, a loss on initial issuance of Private Placement Warrants of $1,272,500, transaction costs associated with the warrants of $50,179, and interest earned on marketable securities held in the Trust Account of 8,746. Net changes in operating assets and liabilities provided $2,316,952 of cash for operating activities.

As of September 30, 2021, we had marketable securities held in the Trust Account of $207,008,746 (including approximately $8,746 of interest income consisting of U.S. Treasury Bills with a maturity of 185 days or less). Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2021, we have not withdrawn any interest earned from the Trust Account.

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

As of September 30, 2021, we had cash of $158,337. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

On August 9, 2021, the Sponsor agreed to loan the Company an aggregate of up to $500,000 pursuant to a promissory note (the “Note”). The Note is non-interest bearing and payable upon consummation of the Company’s initial Business Combination. At September 30, 2021, there was $500,000 of borrowings under the Note.

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

If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

As a result of the above, in connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about our ability to continue as a going concern through July 19, 2022, the scheduled liquidation date if we do not complete a Business Combination prior to such date.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

We engaged Canaccord as advisors in connection with its Business Combination to assist us in arranging meetings with our stockholders to discuss the potential Business Combination and the target business’ attributes, introduce us to potential investors that may be interested in purchasing our securities, assist us in obtaining stockholder approval for the Business Combination and assist us with the preparation of our press releases and public filings in connection with the Business Combination. We will pay Canaccord for such services upon the consummation of a Business Combination a cash fee in an amount equal to 3.76% of the gross proceeds of the Initial Public Offering. Pursuant to the terms of the business combination marketing agreement, no fee will be due if we do not complete a Business Combination.

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liabilities

We account for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Private Placement Warrants for periods where no observable traded price was available were valued using a Modified Black Scholes Option Pricing Model. The Public Warrants for periods where no observable traded price was available were valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating income (loss) per common share. Accretion associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06 — “Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”)”, to simplify accounting for certain financial instruments ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2021.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Not required for a smaller reporting company. However, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in the Company's final prospectus as filed with the SEC on January 11, 2021, and the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2021 as filed with the SEC on May 24, 2021, and with respect to risks associated with the Merger and Greenlight, in our Registration Statement on Form S-4, initially filed on September 7, 2021, and as amended on October 19, 2021.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

10.1	Promissory Note, dated August 9, 2021, issued to HB Strategies, LLC*
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.*
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVIRONMENTAL IMPACT ACQUISITION CORP.

Date: November 10, 2021	By:	/s/ Daniel Coyne
	Name:	Daniel Coyne
	Title:	Chief Executive Officer
(Principal Executive Officer)