Form 10-Q/A
period 2021-09-30
Environmental Impact Acquisition Corp
filed 2021-11-24
CIK 1822691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No.1

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number : 001-39894

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

As of November 24, 2021, there were 20,700,000 shares of Class A common stock, $0.0001 par value, and 5,175,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ENVIRONMENTAL IMPACT ACQUISITION CORP.

FORM 10-Q/A FOR THE QUARTER ENDED SEPTEMBER 30, 2021

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements	1
Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1
Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021 and for the Period from July 2, 2020 (Inception) through September 30, 2020	2
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the Three and Nine Months Ended September 30, 2021 and for the Period from July 2, 2020 (Inception) through September 30, 2020	3
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and for Period from July 2, 2020 (Inception) through September 30, 2020	4
Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	27
Item 4. Controls and Procedures	27
Part II. Other Information
Item 1. Legal Proceedings	28
Item 1A. Risk Factors	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3. Defaults Upon Senior Securities	28
Item 4. Mine Safety Disclosures	28
Item 5. Other Information	28
Item 6. Exhibits	29
Part III. Signatures	30

i

EXPLANATORY NOTE

Environmental Impact Acquisition Corp. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021 (this “Quarterly Report”) to amend and restate certain terms in its Quarterly Report on Form 10-Q for the quarterly period September 30, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2021 (the “Original Quarterly Report”).

Background of Restatement

All of the shares held by the Company’s public stockholders (the “Public Shares”) contain a redemption feature which provides each holder of such shares with the opportunity to have their shares redeemed, and management has no control over which Public Shares will be redeemed. ASC 480-10-S99-3A provides that redemption provisions not solely within the control of the issuer require shares subject to redemption to be classified outside of permanent equity. Furthermore, ASC 480-10-25-6(b) provides guidance stating that in determining if an instrument is mandatorily redeemable, a provision that defers redemption until a specified liquidity level is reached would not affect classification of the instrument. As such, management has identified errors made in the historical financial statements where, at the closing of the Company’s initial public offering (“Initial Public Offering”), the Company improperly valued its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity as of the Initial Public Offering date and all subsequent reporting periods.

As a result, the Company’s management, together with the Audit Committee, determined that the Company’s financial statements and other financial data as of January 19, 2021 (the Initial Public Offering date),March 31, 2021, and June 30, 2021 should be restated in this Quarterly Report as a result of this error (see Note 2 of the financial statements included in this Quarterly Report). These restatements result in a change in the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock. Further, there is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss) but earnings per share was impacted due to a change in presentation relating to the restatements.

The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Quarterly Report, and the financial statements and related financial information contained in the Original Quarterly Reports and the January 19, 2021 IPO 8-K should no longer be relied upon. On November 24, 2021, the Company filed a Current Report on Form 8-K disclosing the non-reliance on the financial statements included in the Original Quarterly Report.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the errors described above, and the filing of the Original Quarterly Report, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Quarterly Report.

We are filing this Quarterly Report to amend and restate the Original Quarterly Report with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I. Item 1. Financial Statements

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I. Item 4. Controls and Procedures

Part II. Item 1A. Risk Factors

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Quarterly Report (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Original Quarterly Report is being amended or updated by this Quarterly Report and, other than as described herein, this Quarterly Report does not purport to reflect any information or events subsequent to the Original Quarterly Report, other than disclosures added in Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of this Quarterly Report for certain developments previously disclosed in our Current Report on Form 8-K filed on November 23, 2021. We have not amended our previously filed Quarterly Reports on Form 10-Q for the period affected by the restatement. This Quarterly Report continues to describe the conditions as of the date of the Original Quarterly Report and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Quarterly Report. Accordingly, this Quarterly Report should be read in conjunction with the Original Quarterly Report and with our filings with the SEC subsequent to the Original Quarterly Report.

ii

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ENVIRONMENTAL IMPACT ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited, restated)
ASSETS
Current assets
Cash	$158,337	$156,848
Prepaid expenses	698,309	—
Total Current Assets	856,646	156,848

Deferred offering costs	—	168,152
Investments held in Trust Account	207,008,746	—
TOTAL ASSETS	$207,865,392	$325,000

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$3,017,789	$2,528
Accrued offering costs	118,569	—
Promissory note – related party	500,000	300,000
Total Current Liabilities	3,636,358	302,528

Warrant liabilities	13,341,000	—
Deferred underwriting fee payable	—	—
Total Liabilities	16,977,358	302,528

Commitments and Contingencies

Class A common stock subject to possible redemption 20,700,000 and no shares at redemption value as of September 30, 2021 and December 31, 2020, respectively	207,000,000	—

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,175,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	518	518
Additional paid-in capital	—	24,482
Accumulated deficit	(16,112,484)	(2,528)
Total Stockholders’ (Deficit) Equity	(16,111,966)	22,472
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$207,865,392	$325,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ENVIRONMENTAL IMPACT ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	For the Period from July 2, 2020 (Inception) Through September 30, 2020
General and administrative expenses	$2,556,742	$4,084,445	$878
Loss from operations	(2,556,742)	(4,084,445)	(878)

Other income (expense):
Interest earned on marketable securities held in Trust Account	3,180	8,746	—
Loss in initial issuance of Private Placement Warrants	—	(1,272,500)	—
Change in fair value of warrant liabilities	1,027,000	1,840,000	—
Other income, net	1,030,180	576,246	—

Net loss	$(1,526,562)	$(3,508,199)	$(878)

Weighted average shares outstanding, Class A common stock (restated)	20,700,000	$19,335,165	—
Basic and diluted net loss per share, Class A common stock (restated)	$(0.06)	$(0.14)	$—
Weighted average shares outstanding, Class B common stock (restated)	5,175,000	5,130,495	4,500,000
Basic and diluted net loss per share, Class B common stock (restated)	$(0.06)	$(0.14)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ENVIRONMENTAL IMPACT ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — January 1, 2021	5,175,000	$518	$24,482	$(2,528)	$22,472

Accretion of Class A common stock subject to possible redemption	—	—	(24,482)	(12,601,757)	(12,626,239)

Net income	—	—	—	1,042,799	1,042,799
Balance – March 31, 2021 (restated)	—	—	—	$(11,561,486)	$(11,560,968)

Net loss	—	—	—	(3,024,436)	(3,024,436)
Balance – June 30, 2021 (restated)	5,175,000	$518	$—	$(14,585,922)	$(14,585,404)

Net loss	—	—	—	(1,526,562)	(1,526,562)
Balance – September 30, 2021 (restated)	5,175,000	$518	$—	$(16,112,484)	$(16,111,966)

FOR THE PERIOD FROM JULY 2, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholder ’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — July 2, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	5,175,000	518	24,482	—	25,000

Net loss	—	—	—	—	—	(878)	(878)
Balance – September 30, 2020	—	$—	$5,175,000	$518	$24,482	$(878)	$24,122

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it should restate its financial statements to classify all Public Shares in temporary equity. In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to possible redemption to be classified outside of permanent equity. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A common stock as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the changes and has determined that the related impact was material to the previously issued (i) audited balance sheet as of January 19, 2021, included in exhibit 99.1 to the Company’s Form 8-K filed with the SEC on January 25, 2021 (the “Form 8-K”) and (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 24, 2021 and (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021 (together with the Form 8-K, the “Affected Financial Statements”) and such Affected Financial Statements should no longer be relied upon. Therefore, the Company, in consultation with its Audit Committee, concluded that its Affected Financial Statements should be restated to report all Public Shares as temporary equity. As such the Company is reporting these restatements to the Affected Financial Statements in this Quarterly Report on Form 10-Q/A.

There has been no change in the Company’s total assets, liabilities, or operating results.

ENVIRONMENTAL IMPACT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

The impact of the restatement on the Company’s previously issued financial statement is reflected in the following tables:

	As Previously Reported	Adjustment	As Restated
Balance Sheet as of January 19, 2021 (audited)
Class A common stock subject to possible redemption	$188,080,750	$18,919,250	$207,000,000
Class A common stock	$189	$(189)	$—
Additional paid-in capital	$6,323,303	$(6,323,303)	$—
Accumulated deficit	$(51,506)	$(12,595,758)	$(12,647,264)
Total Stockholders’ Equity (Deficit)	$6,272,504	$(18,919,250)	$(12,646,746)

Balance Sheet as of March 31, 2021 (unaudited)
Class A common stock subject to possible redemption	$190,439,030	$16,560,970	$207,000,000
Class A common stock	$166	$(166)	$—
Additional paid-in capital	$3,959,047	$(3,959,047)	$—
Accumulated deficit	$1,040,271	$(12,601,757)	$(11,561,486)
Total Stockholders’ Equity (Deficit)	$5,000,002	$(16,560,970)	$(11,560,968)

Balance Sheet as of June 30, 2021 (unaudited)
Class A common stock subject to possible redemption	$187,414,590	$19,585,410	$207,000,000
Class A common stock	$196	$(196)	$—
Additional paid-in capital	$6,983,457	$(6,983,457)	$—
Accumulated deficit	$(1,984,165)	$(12,601,757)	$(14,585,922)
Total Stockholders’ Equity (Deficit)	$5,000,006	$(19,585,410)	$(14,585,404)

	As Previously Reported	Adjustment	As Restated
Statement of Cash Flows for the Three Months Ended March 31, 2021 (unaudited)
Initial classification of Class A ordinary shares subject to possible redemption	$190,439,030	$16,560,970	$207,000,000
Change in value of Class A ordinary shares subject to possible redemption	(12,816,720)	12,816,720	—

Statement of Cash Flows for the Six Months Ended June 30, 2021 (unaudited)
Initial classification of Class A ordinary shares subject to possible redemption	$187,414,590	$19,585,410	$207,000,000
Change in value of Class A ordinary shares subject to possible redemption	(3,024,440)	3,204,440	—

	As Previously Reported	Adjustment	As Restated
Statement of Changes in Stockholders’ Equity (Deficit) March 31, 2021
Sale of 20,700,000 Class A shares, net of underwriting discounts	$194,373,761	$(194,373,761)	$—
Accretion for Class A common stock to redemption amount	—	(12,626,239)	(12,626,239)
Change in value of Class A common stock subject to redemption	(190,439,030)	190,439,030	—
Total stockholders’ equity (deficit)	5,000,002	(16,560,970)	(11,560,968)

Statement of Changes in Stockholders’ Equity (Deficit) June 30, 2021
Change in value of Class A common stock subject to redemption	$3,024,440	$(3,024,440)	$—
Total stockholders’ equity (deficit)	5,000,006	(19,585,410)	(14,585,404)

ENVIRONMENTAL IMPACT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also restated its income (loss) per share calculated to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company. The impact of this restatement on the Company’s financial statements is reflected in the following table:

	As Previously Reported For the Three Months Ended March 31, 2021	As Restated For the Three Months Ended March 31, 2021	As Previously Reported For the Three Months Ended June 30, 2021	As Restated For the Three Months Ended June 30, 2021	As Previously Reported For the Six Months Ended June 30, 2021	As Restated For the Six Months Ended June 30, 2021
Basic and diluted weighted average shares outstanding, Class A common stock	20,700,000	16,560,000	20,700,000	20,700,000	20,700,000	18,641,436
Basic and diluted net loss per share, Class A common stock	$—	$0.05	$—	$(0.12)	$—	$(0.08)
Basic and diluted weighted average shares outstanding, Class B common stock	5,032,500	5,040,000	5,175,000	5,175,000	5,107,873	5,107,873
Basic and diluted net loss per share, Class B common stock	$0.21	$0.05	$(0.58)	$(0.12)	$(0.39)	$(0.08)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

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

On August 9, 2021, the Sponsor agreed to loan the Company an aggregate of up to $500,000 pursuant to a promissory note (the “Note”). The Note is non-interest bearing and payable upon consummation of the Company’s initial Business Combination. At September 30, 2021, there was $500,000 of borrowings outstanding under the Note.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q/A including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of March 31, 2021 and June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per Class A commons share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

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

Extended Private Placement

On November 23, 2021, the Company announced that it entered into subscription agreements, dated as of November 19, 2021, with Serum Life Sciences Ltd, (“Serum Life Sciences”), and as of November 22, 2021 (collectively, the “Extended Subscription Agreements”), with certain investors (together with Serum Life Sciences, the “Extended Private Placement Investors”) comprising of new investors as well as investors party to the previously announced private placement pursuant (the “Original Private Placement”) to those certain subscription agreements, dated as of August 9, 2021, by and among the Company and the parties named thereto (the “Original Subscription Agreements”). Pursuant to the Extended Subscription Agreements, the Extended Private Placement Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell, an aggregate of 1.9 million shares (the “Extended Private Placement Shares”) of Class A common stock at a purchase price of $10.00 per share (the “Extended Private Placement”).

The Extended Private Placement pursuant to the Extended Subscription Agreements are on substantially the same terms as the terms of the Original Private Placement pursuant to the Original Subscription Agreements. In connection with the Extended Private Placement, the Company will grant the Extended Private Placement Investors certain customary registration rights.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. Our internal control over financial reporting did not result in the proper accounting classification of complex financial instruments which, due to its impact on our financial statements, we determined to be a material weakness.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to complex financial instruments, as described above. In light of the material weakness identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART – II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Not required for a smaller reporting company. However, as of the date of this Quarterly Report other than set forth below, there have been no material changes with respect to those risk factors previously disclosed in the Company’s final prospectus as filed with the SEC on January 11, 2021, and the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2021 as filed with the SEC on May 24, 2021, and with respect to risks associated with the Merger and Greenlight, in our Registration Statement on Form S-4, initially filed on September 7, 2021, and as amended on October 19, 2021.

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified, in light of the prior reclassification of warrants from equity to liability, as well as the reclassification of our redeemable Class A common stock as temporary equity, a material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Measures to remediate material weaknesses may be time-consuming and costly and there is no assurance that such initiatives will ultimately have the intended effects. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and adversely affect our business and operating results. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q/A.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q/A.

No.	Description of Exhibit
10.1	Promissory Note, dated August 9, 2021, issued to HB Strategies, LLC***
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.*
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
***	Previously filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVIRONMENTAL IMPACT ACQUISITION CORP.

Date: November 24, 2021	By:	/s/ Daniel Coyne
	Name:	Daniel Coyne
	Title:	Chief Executive Officer
(Principal Executive Officer)