Form 10-Q
period 2022-03-31
GreenLight Biosciences Holdings, PBC
filed 2022-05-16
CIK 1822691

c

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number: 001-39894

GreenLight Biosciences Holdings, PBC

(Exact Name of Registrant as Specified in its Charter)

Delaware	85-1914700
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
200 Boston Avenue Medford, Massachusetts	02155
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 616-8188

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	GRNA	Nasdaq Global Market
Warrants, each exercisable for one share of Common Stock for $11.50 per share	GRNAW	Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 6, 2022, the registrant had 123,199,202 shares of common stock, $0.0001 par value per share, outstanding.

Table of Contents

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021	1
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021	2
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three months ended March 31, 2022 and 2021	3
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021	4
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51
Item 4.	Controls and Procedures	51

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	53
Item 1A.	Risk Factors	53
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54
Item 3.	Defaults Upon Senior Securities	54
Item 4.	Mine Safety Disclosures	54
Item 5.	Other Information	54
Item 6.	Exhibits	55
Signatures		56

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) includes forward-looking statements regarding, among other things, the business and financial plans, strategies, and prospects of GreenLight Biosciences Holdings, PBC (“we,” “us,” “our,” the “Company” or “New GreenLight”). These statements are based on the beliefs and assumptions of the management of the Company. Although the Company believes that the plans, intentions, and expectations reflected in or suggested by these forward-looking statements are reasonable, it cannot assure you that it will achieve or realize these plans, intentions, or expectations. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, and any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes”, “estimates”, “expects”, “projects”, “forecasts”, “may”, “might”, “will”, “should”, “seeks”, “plans”, “scheduled”, “possible”, “anticipates”, “intends”, “aims”, “works”, “focuses”, “aspires”, “strives” or “sets out” or similar expressions. Forward-looking statements are not guarantees of performance. Forward-looking statements involve a number of risks, uncertainties (many of which are beyond the Company’s control) or other factors that may cause actual results or performance to differ materially from those expressed or implied by these forward-looking statements. You should not place undue reliance on these statements, which speak only as of the date these statements were made. These risks and uncertainties include, but are not limited to, the following risks, uncertainties (some of which are beyond the Company’s control) or other factors:

•
the anticipated need for substantial additional capital to achieve the Company’s business goals;
•
the need to obtain regulatory approval for the Company’s product candidates;
•
the risk that preclinical studies and any ensuing clinical trials will not demonstrate that the Company’s product candidates are safe and effective;
•
the risk that failure by us or our vendors to comply with regulatory requirements, including good manufacturing practices, may materially delay preclinical studies, clinical trials or regulatory approval, any of which may impact commercialization of the affected product candidates;

•
the risk that the Company’s product candidates will have adverse side effects or other unintended consequences, which could impair their marketability;
•
the risk that the Company’s product candidates do not satisfy other legal and regulatory requirements for marketability in one or more jurisdictions;
•
the risks of enhanced regulatory scrutiny of solutions utilizing messenger ribonucleic acid (“mRNA”) as a basis;
•
the potential inability to achieve the Company’s goals regarding scalability, affordability and speed of commercialization of its product candidates;
•
the potential failure to realize anticipated benefits of the Business Combination or to realize estimated pro forma results and underlying assumptions;
•
changes in the industries in which the Company operates;
•
changes in laws and regulations affecting the Company’s business;
•
the potential inability to implement or achieve business plans, forecasts, and other expectations;
•
the potential inability to maintain the listing of the Company’s securities with Nasdaq;
•
the outcome of any legal proceedings that may be instituted against the Company related to the Business Combination;
•
unanticipated costs related to the Business Combination, which may reduce available cash;
•
the effect of the Business Combination on the Company’s business relationships, operating results, and business generally;
•
risks that the Business Combination disrupts current plans and operations of the Company; and
•
other factors detailed in the “Risk Factors” sections of this Report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The risks described above are not exhaustive. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can the Company assess the impact of all such risk factors on its business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to the Company or to persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. Some of these risks and uncertainties may in the future be amplified by the COVID-19 pandemic, and there may be additional risks that the Company considers immaterial or which are unknown. The Company does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

TRADEMARKS

This document contains references to trademarks, trade names and service marks belonging to other entities. Solely for convenience, trademarks, trade names and service marks referred to in this Report may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that the applicable owner will not assert, to the fullest extent under applicable law, its rights to these trademarks and trade names. The Company does not intend its use or display of other companies’ trademarks, trade names or service marks to imply a relationship with, or endorsement or sponsorship of the Company by, any other companies.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GREENLIGHT BIOSCIENCES HOLDINGS, PBC

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share and per share data)

	MARCH 31, 2022	DECEMBER 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$83,223	$31,446
Prepaid expenses	8,725	2,331
Accounts receivable	5,000	—
Total Current Assets	96,948	33,777
Restricted cash	1,321	362
Property and equipment, net	22,876	23,399
Deferred offering costs	—	4,099
Other assets	1,285	1,420
TOTAL ASSETS	$122,430	$63,058
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$6,049	$7,551
Accrued expenses	9,398	14,624
Convertible debt	—	31,691
Long-term debt, current portion	9,849	7,234
Deferred revenue, current portion	3,941	963
Other current liabilities	287	278
Total Current Liabilities	29,524	62,341
Warrant liabilities	1,820	2,105
Deferred revenue, net of current portion	1,765	—
Long-term debt, net of current portion	23,686	27,152
Other liabilities	1,809	1,435
TOTAL LIABILITIES	58,604	93,033
COMMITMENTS AND CONTINGENCIES (Note 16)
LEGACY REDEEMABLE CONVERTIBLE PREFERRED STOCK (Note 12)	—	—
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.0001 par value; 500,000,000 and 191,500,000 shares authorized, 122,980,505 and 96,575,107 shares issued and outstanding at March 31, 2022, and December 31, 2021, respectively	13	10
Preferred Stock, $0.001 par value; 10,000,000 shares authorized, no shares issues and outstanding at March 31, 2022, and December 31, 2021, respectively	—	—
Additional paid-in capital	355,603	223,584
Accumulated deficit	(291,790)	(253,569)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	63,826	(29,975)
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$122,430	$63,058

See notes to condensed consolidated financial statements.

GREENLIGHT BIOSCIENCES HOLDINGS, PBC

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except share and per share data)

	THREE MONTHS ENDED MARCH 31,
	2022	2021
REVENUE:
Grant revenue	$257	$325
Total revenue	257	325
OPERATING EXPENSES:
Research and development	8,012	17,411
General and administrative	29,024	3,898
Total operating expenses	37,036	21,309
LOSS FROM OPERATIONS	(36,779)	(20,984)
OTHER (EXPENSE) INCOME
Interest income	4	11
Interest expense	(1,073)	(311)
Change in fair value of warrant liabilities	(359)	1
Total other (expense), net	(1,428)	(299)
Net loss attributable to common stockholders	$(38,207)	$(21,283)
Net loss per share available to common stockholders—basic and diluted	$(0.34)	$(0.27)
Weighted-average common stock outstanding—basic and diluted	113,558,404	96,300,247

See notes to condensed consolidated financial statements.

GREENLIGHT BIOSCIENCES HOLDINGS, PBC

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (unaudited)

(In thousands, except share and per share data)

	$0.001 PAR VALUE CONVERTIBLE PREFERRED STOCK		COMMON STOCK $0.0001 PAR VALUE		ADDITIONAL PAID-IN	ACCUMULATED	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY (DEFICIT)
Balance at January 1, 2022	134,972,944	$218,790	3,663,894	$4	$4,800	$(253,569)	$(248,765)
Retroactive application of business combination	-	(218,790)	92,911,213	6	218,784	-	218,790
Adjusted balance, beginning of period	-	-	96,575,107	10	223,584	(253,569)	(29,975)
Cashless exercise of Legacy GreenLight preferred stock warrants	-	-	490,031	-	460	-	460
Cashless exercise of Legacy GreenLight common stock warrants	-	-	170,981	-	1,183	-	1,183
Reclassification of Legacy GreenLight common stock warrants to equity	-	-	-	-	352	-	352
Conversion of convertible notes	-	-	6,719,116	1	18,290	-	18,291
Conversion of convertible notes - PIPE Investors	-	-	3,525,000	-	35,250	-	35,250
Business Combination transaction, net of transaction costs of $26.7 million	-	-	15,285,374	2	72,987	-	72,989
Vesting of restricted stock awards	-	-	1,567	-	-	-	-
Exercise of common stock options	-	-	79,055	-	22	-	22
Stock-based compensation expense	-	-	-	-	2,187	-	2,187
Exercise of public warrants	-	-	105,120	-	1,209	-	1,209
Other	-	-	29,154		79	(14)	65
Net loss	-	-	-	-	-	(38,207)	(38,207)
Balance at March 31, 2022	-	$-	122,980,505	$13	$355,603	$(291,790)	$63,826

Balance at January 1, 2021	134,952,637	$218,787	3,252,636	$3	$2,434	$(141,259)	$(138,822)
Retroactive application of business combination	(134,952,637)	(218,787)	93,031,647	7	218,780	-	218,787
Adjusted balance, January 1, 2021	-	-	96,284,283	10	221,214	(141,259)	79,965
Vesting of restricted stock awards	-	-	7,271	-	-	-	-
Stock-based compensation expense	-	-	-	-	348	-	348
Exercise of common stock options	-	-	24,582	-	6	-	6
Net loss	-	-	-	-	-	(21,283)	(21,283)
Balance at March 31, 2021	-	-	96,316,136	$10	$221,568	$(162,542)	$59,036

See notes to condensed consolidated financial statements.

GREENLIGHT BIOSCIENCES HOLDINGS, PBC

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	THREE MONTHS ENDED MARCH 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,207)	$(21,283)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,096	1,113
Gain on disposal of property and equipment	(9)	(5)
Stock-based compensation expense	2,187	348
Non-cash interest expense	111	210
Change in fair value of warrant liabilities	359	(1)
Amortization of deferred finance costs	224	-
Changes in operating assets and liabilities
Prepaid expenses and other assets	(6,259)	(1,554)
Accounts receivable	(5,000)	-
Accounts payable	(1,952)	(272)
Accrued expenses and other liabilities	(8,039)	434
Deferred rent	278	(3)
Deferred revenue	4,743	(23)
Other liabilities	-	(322)
Net cash used in operating activities	(49,468)	(21,358)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	37	-
Purchases of property and equipment	(287)	(4,688)
Net cash used in investing activities	(250)	(4,688)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from business combination, net of transaction costs	80,491	-
Proceeds from issuance of convertible debt - PIPE Investors	21,750	-
Proceeds from stock option exercises	22	6
Principal payments on debt	(815)	-
Proceeds from equipment financing	-	2,842
Exercise of public warrants	1,209	-
Repayments of tenant improvement allowance	(43)	(39)
Principal payments on capital lease obligations	(160)	(175)
Net cash provided by financing activities	102,454	2,634
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	52,736	(23,412)
Cash, cash equivalents and restricted cash, beginning of period	31,808	95,148
Cash, cash equivalents and restricted cash, end of period	$84,544	$71,736
SUPPLEMENTAL DISCLOSURE OF CASH-FLOW INFORMATION
Cash paid for interest	$620	$85

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment included in accrued expenses and accounts payable	$1,313	$906
Conversion of convertible debt to equity	$53,541	$-
Legacy GreenLight cashless warrant exercises	$1,643	$-
Warrant liabilities assumed in the Business Combination	$1,341	$-
Deferred financing costs in accrued expenses and accounts payable	$1,948	$-
Non-cash equipment financing issuance costs	$-	$138

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$83,223	$71,656
Restricted cash	1,321	80
Total cash, cash equivalents and restricted cash	$84,544	$71,736

See notes to condensed consolidated financial statements.

GREENLIGHT BIOSCIENCES HOLDINGS, PBC

Notes to Unaudited Condensed Consolidated Financial Statements

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Organization

GreenLight Biosciences Holdings, PBC (formerly known as Environmental Impact Acquisition Corp.) (“New GreenLight,” “ENVI” or the “Company”) was incorporated in Delaware on July 2, 2020. The Company has developed technology to create high-performing, natural ribonucleic acid (“RNA”) products to address global sustainability challenges and promote healthier plants, foods, and people.

The Company is located and headquartered in Medford, Massachusetts. The Company has additional lab and office space in Research Triangle Park, North Carolina, a manufacturing facility in Burlington, Massachusetts, additional lab and office space in Woburn, Massachusetts, additional lab and office space in Lexington, Massachusetts, and a manufacturing facility in Rochester, New York. The Company’s revenues and expenses are derived from operations in the United States. Since its inception, the Company has devoted substantially all of its efforts to research and development activities, including the development of the Company’s cell-free RNA production process. The Company does not currently generate revenue from sales of any products.

On August 9, 2021, the Company entered into the business combination agreement (“Business Combination Agreement”) with Environmental Impact Acquisition Corp. (“ENVI”) and Honey Bee Merger Sub, Inc. (“Merger Sub”). Pursuant to the Business Combination Agreement, on February 2, 2022, Merger Sub merged with and into GreenLight (the “Merger”), with GreenLight surviving the Merger as a wholly owned subsidiary off ENVI (the Merger, together with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”). In connection with the consummation of the Merger on the Closing Date, ENVI changed its name to GreenLight Biosciences Holdings, PBC (“New GreenLight”) and became a public benefit corporation. References to “Legacy GreenLight” refer to GreenLight Biosciences, Inc. prior to the consummation of the Business Combination.

Upon the closing of the Business Combination, each share of Legacy GreenLight stock was exchanged for shares of Class A common stock in an amount determined by application of the exchange ratio of approximately 0.6656 (the “Exchange Ratio”). In connection with the Business Combination, the Company entered into subscription agreements with subscribers who agreed to purchase an aggregate of 12,425,000 shares of Class A common stock for a purchase price of $124.3 million (the “PIPE”), all of which were issued on the effective date. Of the total $124.3 million of PIPE proceeds, $35.3 million was received in December 2021 and January 2022 in for form of convertible notes. Upon the closing of the Business Combination, these convertible notes converted into Class A common stock.

In total, the Company received proceeds of $136.4 million inclusive of the PIPE and after redemptions which provided the Company with cash of $109.7 million, which is net of transaction costs of $26.7 million consisting of equity underwriting, legal, and other professional fees, all of which were recorded to additional paid‐in capital as a reduction of proceeds. Further, the Company assumed the outstanding Public Warrants to purchase 10,350,000 shares of the Company’s common stock at $11.50 per share and the outstanding Private Placement Warrants to purchase 2,062,500 shares of the Company’s Class A common stock at $11.50 per share. The Public and Private Placement Warrants expire five years after the completion of the Business Combination.

Legacy GreenLight was deemed to be the accounting acquirer in the Business Combination. The determination was primarily based on Legacy GreenLight's stockholders having a majority of the voting power in the combined Company, Legacy GreenLight having the ability to appoint a majority of the Board of Directors of the Company, Legacy GreenLights’s existing management team comprising the senior management of the combined Company, Legacy GreenLight comprising the ongoing operations of the combined Company and the combined Company assuming GreenLight’s name. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Legacy GreenLight issuing stock for the net assets of ENVI, accompanied by a recapitalization. The net assets of ENVI are stated at historical cost, with no goodwill or other intangible assets recorded.

While ENVI was the legal acquirer in the Business Combination because Legacy GreenLight was deemed the accounting acquirer, the historical financial statements of Legacy GreenLight became the historical financial statements of the combined Company upon the consummation of the Business Combination. As a result, the financial statements included in this report reflect (i) the historical operating results of Legacy GreenLight prior to the Business Combination; (ii) the combined results of ENVI and Legacy GreenLight following the close of the Business Combination; (iii) the assets and liabilities of Legacy GreenLight at their historical cost; and (iv) the Legacy GreenLight’s equity structure for all periods presented, as affected by the recapitalization presentation after completion of the Business Combination.

In accordance with guidance applicable to these circumstances, the equity structure has been restated in all comparable periods up to February 2, 2022, to reflect the number of shares of the Company’s common stock, $0.0001 par value per share, issued to Legacy GreenLight’s stockholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and earnings per share related to Legacy GreenLight’s outstanding convertible preferred stock and Legacy GreenLight's common stock prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio of 0.0665 established in the Business Combination. Legacy GreenLight’s convertible preferred stock previously classified as temporary equity was retroactively adjusted, converted into common stock and reclassified to permanent equity as a result of the reverse recapitalization. See Note 3 for further details of the Business Combination.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and applicable rules and regulations of the U.S. Securities and Exchange Commission ("SEC") regarding interim financial reporting. Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). All intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated balance sheet as of December 31, 2021 included herein, was derived from the audited consolidated financial statements as of that date, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis and also give effect to the reverse recapitalization described above. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed consolidated or omitted pursuant to such rules and regulations. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes included as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated March 31, 2022.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary for the fair statement of the Company’s financial position, results of operations, and cash flows for the interim periods presented. The results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending December 31, 2022, or any other period.

Liquidity and going concern

Since its inception, the Company has devoted substantially all of its resources to building its platform and advancing development of its portfolio of programs, establishing, and protecting its intellectual property, conducting research and development activities, organizing, and staffing the Company, business planning, raising capital and providing general and administrative support for these operations. The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, technical risks associated with the successful research, development and manufacturing of product candidates, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Current and future programs will require significant research and development efforts, including extensive field trials, preclinical and clinical trials, and regulatory approvals prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel, and infrastructure. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

As presented in the financial statements, the Company has incurred substantial losses since inception and incurred net losses of approximately $38.2 million and $21.3 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the Company had an accumulated deficit of approximately $291.8 million and cash and cash equivalents of approximately $83.2 million. Cash used in operating activities totaled approximately $49.5 million and $21.4 million for three months ended March 31, 2022 and 2021, respectively. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future.

As of the issuance date of these quarterly financial statements for the three months ended March 31, 2022 and 2021, the Company expects that its existing cash and cash equivalents of approximately $83.2 million as of March 31, 2022 will not be sufficient to fund its operations for twelve months from the date these financial statements are issued. The Company is evaluating a range of opportunities to extend its cash runway, including management of program spending, platform licensing collaborations and potential financing activity.

The Company will not generate any revenue from product sales unless and until it successfully completes development and obtains regulatory approval for one or more of its product candidates. If the Company obtains regulatory approval for any of its product candidates, it expects to incur significant expenses related to developing its internal commercialization capability to support product sales, marketing, and distribution.

As a result, the Company will need substantial additional funding to support its operating activities as it advances its product candidates through development, seeks regulatory approval and prepares for and, if any of its product candidates are approved, proceeds to commercialization. Until such time as the Company can generate significant revenue from product sales, if ever, the Company expects to finance its operating activities through a combination of equity offerings, debt financings, and license and development agreements in connection with any future collaborations. Adequate funding may not be available to the Company on acceptable terms, or at all.

If the Company is unable to obtain funding, the Company will be forced to delay, reduce, or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

Based on its recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future, and need to raise additional capital to finance its future operations, the Company has concluded that there is substantial doubt about its ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Emerging Growth Company and Smaller Reporting Company Status

Following the Business Combination, the Company qualifies as an emerging growth company (‘‘EGC’’) as defined in the Jumpstart our Business Startups (‘‘JOBS’’) Act. The JOBS Act permits companies with EGC status to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. The Company intends to use this extended transition period to enable the Company to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date the Company (i) is no longer an EGC or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, the Company's condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates.

In addition, the Company intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an EGC, the Company is not required to, among other things: (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (ii) provide all of the compensation disclosures that may be required of non-EGCs under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (iii) comply with the requirements of the Public Company Accounting Oversight Board regarding the communication of critical audit matters in the auditor’s report on the consolidated financial statements (auditor discussion and analysis); and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.

The Company will remain an emerging growth company until the earlier of: (i) the last day of the fiscal year (a) following the fifth anniversary of the closing of ENVI’s initial public offering, (b) in which the Company has total annual gross revenue of at least $1.1 billion, or (c) in which the Company is deemed to be a large accelerated filer, which means the market value of its common equity that is held by non-affiliates exceeds $700.0 million as of the last business day of its most recently completed second fiscal quarter; and (ii) the date on which the Company has issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” have the meaning associated with it in the JOBS Act.

The Company is also a “smaller reporting company” as defined in the Exchange Act. The Company may continue to be a smaller reporting company even after the Company is no longer an emerging growth company. The Company may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as the market value of the Company's voting and non-voting Common Stock held by non-affiliates is less than $250.0 million measured on the last business day of the Company's second fiscal quarter, or the Company's annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of the Company's voting and non-voting Common Stock held by non-affiliates is less than $700.0 million measured on the last business day of the Company's second fiscal quarter.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and the disclosure of contingent assets and liabilities as of and during the reporting period. The Company bases its estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, revenue recognition, the accrual of research and development costs, acquisition of in-process research and development assets, useful lives assigned to property and equipment, and the fair value of warrant liabilities. The Company assesses estimates on an ongoing basis; however, actual results could materially differ from those estimates.

Operating Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is made available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The CODM is the Company’s Chief Executive Officer. The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Investments qualifying as cash equivalents primarily consist of money market funds. The Company’s cash and cash equivalents in the condensed consolidated balance sheets at March 31, 2022 and December 31, 2021, were approximately $83.2 million and $31.4 million, respectively.

Restricted Cash

The Company maintains letters of credit in conjunction with the Company’s lease agreements. As of March 31, 2022 and December 31, 2021, the underlying cash balance securing these letters of credit of approximately $1.3 million and $0.4 million, respectively, was classified as a noncurrent asset in the condensed consolidated balance sheets based on the terms of the lease agreement.

Concentrations of Credit Risk

The Company has no significant off-balance sheet credit risk. Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. The Company maintains deposits in accredited financial institutions in excess of federally insured limits. The Company deposits its cash and cash equivalents in financial institutions that it believes have high credit quality, has not experienced any losses on such accounts and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances.

ASC 820 identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a three-tier fair value hierarchy that distinguishes between the following:

•
Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.
•
Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for a similar asset or liability, either directly or indirectly.
•
Level 3 inputs are unobservable inputs that reflect the Company’s own assumptions about the inputs that market participants would use in pricing the asset or liability.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Property and Equipment

Property and equipment are recorded at cost and depreciated over the estimated useful lives of the related assets using the straight-line method. Maintenance and repairs to an asset that do not improve or extend its life are expensed in the period incurred. Expenditures made to improve or extend the life of property and equipment are capitalized. Leasehold improvements are depreciated over the shorter of the useful life of the improvements or the remaining term of the associated lease. The estimated useful lives of property and equipment are as follows:

ESTIMATED USEFUL LIFE
Laboratory equipment	5 years
Computer equipment and software	3 years
Leasehold improvements	Shorter of useful life or lease term

Property and equipment subject to a capital lease are depreciated over the shorter of the useful life or the term of the lease. Construction in progress is stated at cost, which includes direct costs attributable to the setup or construction of the related asset. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in the Company’s statement of operations.

Acquired In-process Research and Development

The Company measures and recognizes acquisitions that are not deemed to be business combinations as acquisitions of assets based on the cost to acquire the assets, which includes transaction costs, and the consideration is allocated to the items acquired based on a relative fair value methodology. Goodwill is not recognized in asset acquisitions. In an asset acquisition, the cost allocated to acquire in-process research and development with no alternative future use is charged to research and development expense at the acquisition date. At the time of acquisition, the Company determines if a transaction should be accounted for as a business combination or acquisition of assets.

Impairment of Long-lived Assets

The Company evaluates its long-lived assets, which consist primarily of property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Such events and circumstances include, but are not limited to, significant decreases in the market value of an asset, adverse changes in the extent or manner in which the asset is being used, or significant changes in business climate. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the three months ended March 31, 2022 and 2021, no impairment indicators were identified and no impairments were recorded.

Warrants

The Company applies relevant accounting guidance for warrants to purchase the Company’s stock based on the nature of the relationship with the counterparty. For warrants issued to investors or lenders in exchange for cash or other financial assets, the Company follows guidance issued within ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”), to assist in the determination of whether the warrants should be classified as liabilities or equity. Warrants that are determined to require liability classification are measured at fair value upon issuance and are subsequently remeasured to their then fair value at each subsequent reporting period with changes in fair value recorded in current earnings. Warrants that are determined to require equity classification are measured at fair value upon issuance and are not subsequently remeasured unless they are required to be reclassified.

For warrants issued to nonemployees for goods or services, or to customers as non-cash consideration, the Company follows guidance issued within ASC 718, Compensation – Stock Compensation (“ASC 718”), to determine whether the share-based payments are equity or liability classified. Such warrants are measured at fair value on the grant date. The related expense or reduction in transaction price is recognized in the same period and in the same manner as if the Company had paid cash for the goods or services, or in the same manner that transfer of control of the related performance obligations occurs.

Contract Revenue

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), which provides a five-step model for recognizing revenue from contracts with customers as follows:

•
Identify the contract with a customer
•
Identify the performance obligations in the contract

•
Determine the transaction price
•
Allocate the transaction price to the performance obligations in the contract
•
Recognize revenue when or as performance obligations are satisfied

Under ASC 606, an entity recognizes revenue when or as its customer obtains control of distinct promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.

Our customer arrangements primarily consist of a license, rights to our intellectual property, and research and developments services. Performance obligations are promises in a contract to transfer a distinct good or service to the customer and are considered distinct when (i) the customer can benefit from the good or service on its own or together with other readily available resources and (ii) the promised good or service is separately identifiable from other promises in the contract. In assessing whether promised goods or services are distinct, we consider factors such as the stage of development of the underlying intellectual property, the capabilities of the customer to develop the intellectual property on its own, or whether the required expertise is readily available and whether the goods or services are integral or dependent to other goods or services in the contract.

The Company estimates the transaction price based on the amount expected to be received for transferring the promised goods or services in the contract. The consideration may include fixed consideration or variable consideration. At the inception of each arrangement that includes variable consideration, the Company evaluates the amount of potential payments and the likelihood that the payments will be received. The Company utilizes either the most likely amount method or expected amount method to estimate the amount expected to be received based on which method best predicts the amount expected to be received. The amount of variable consideration, which is included in the transaction price, may be constrained and is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period when the variability is resolved.

For revenue related to sales-based royalties received from licensees, including milestone payments based on the level of sales, where the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any consideration related to sales-based royalty revenue resulting from the Ingredion collaboration agreement.

The Company allocates the transaction price based on the estimated stand-alone selling price of each of the performance obligations and develops assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in a contract with a customer. The Company utilizes key assumptions to determine the stand-alone selling price for service obligations, which may include other comparable transactions, pricing considered in negotiating the transaction, and the estimated costs. Any variable consideration is allocated specifically to one or more performance obligations in a contract when the terms of the variable consideration relate to the satisfaction of the performance obligation and the resulting amounts allocated are consistent with the amounts we would expect to receive for the satisfaction of each performance obligation.

The consideration allocated to each performance obligation is recognized as revenue when control is transferred for the related goods or services, which is either over time or at a point in time. Revenue is recognized over time if either (i) the customer simultaneously receive and consumes the benefits provided by the entity’s performance, (ii) the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or (iii) the entity’s performance does not create an asset with an alternative use to the Company and the Company has an enforceable right to payment for performance completed to date. If the entity does not satisfy a performance obligation over time, the related performance obligation is satisfied at a point in time by transferring the control of a promised good or service to the customer.

For contracts that include a license of intellectual property (“IP”), the Company applies judgment to determine if the license of

IP is distinct from other promises in the contract. License of IP that are determined to be distinct from other promises in the contract are recognized as revenue at a point in time when the license of IP is transferred to the customer and the customer can use and benefit from the license. For licenses of IP that are combined with other promises in a contract, the Company uses judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. Determining the revenue recognition of a license of IP requires significant judgment and is discussed further in for the Company’s license and collaboration agreements in Note 4, License Agreement.

At the inception of a contract that includes development or regulatory milestone payment, the Company evaluates the probability of reaching the milestones and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable a significant reversal of revenue would not occur in the future, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s control or the licensee’s control, such as milestone payments for regulatory approvals, are not considered probable of being achieve until those approvals are received. Therefore, related revenue associated with the milestone payment is constrained as management is unable to assert that a significant reversal or revenue would not be possible. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such development and regulatory milestone payments and any constraints applied, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are generally recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment. Development or regulatory milestone payments are allocated either among the various performance obligations included in a contract on a relative standalone selling price basis, or to one or more specific performance obligations to which the milestone payment primarily relates.

For contracts that include commercial milestone payments, which are based on the achievement of future sales, and sales-based royalties, if the license is determined to be the predominant item to which the commercial milestones and royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the milestone or royalty has been allocated has been satisfied (or partially satisfied).

Grant Revenue

In July 2020, we entered into a grant agreement with the Bill & Melinda Gates Foundation to advance research in in vivo gene therapy for sickle cell disease and to explore new, low-cost capabilities for the in vivo functional cure of sickle cell and/or durable suppression of HIV in developing countries. The grant agreement with the Bill & Melinda Gates foundation provides for payments for reimbursed costs, which include general and administrative costs. As we are performing services under the agreement that are consistent with the Company’s ongoing central activities and we have determined that we are the principal in the agreement, we recognize grant revenue as we perform services under this agreement when the funding is committed, which occurs as underlying costs are incurred. Revenues and related expenses are presented gross in the condensed consolidated statements of operations as we have determined that we are the primary obligor under the agreement relative to the research and development services we perform as the lead technical expert.

Deferred Revenue

Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the Company’s condensed consolidated balance sheets. If the related performance obligation is expected to be satisfied within the next twelve months, the related deferred revenue will be classified in current liabilities.

Deferred Financing Costs

The incremental cost, including the fair value of warrants, directly associated with obtaining debt financing is capitalized as deferred financing costs upon the issuance of the debt and amortized over the term of the related debt agreement using the effective-interest method with such amortized amounts included as a component of interest expense in the condensed consolidated statement of operations. Unamortized deferred financing costs are presented on the condensed consolidated balance sheets as a direct deduction from the carrying amount of the related debt obligation.

Research and Development Costs

Research and development expenses consist primarily of costs related to discovery and research and development of products, including personnel expenses, stock-based compensation expense, allocated facility-related and depreciation expenses, third-party license fees, and external costs of outside vendors engaged to conduct field trials and clinical development activities. The Company records accruals for estimated costs relating to our field trials, preclinical studies, and manufacturing development. A portion of our field trials, preclinical studies, and manufacturing development activities are conducted by third-party service providers, including contract research organizations and contract manufacturing organizations. The financial terms of these contracts may result in payments that do not match the periods over which materials or services are provided. We accrue the costs incurred under the agreements based on an estimate of actual work completed in accordance with the agreements. In the event we make advance payments for goods or services that will be used or rendered for future research and development activities, the payments are deferred and capitalized as a prepaid expense and recognized as expense as the goods are received or the related services are rendered. Research and development costs that do not meet the requirements will be recognized as an asset as the associated future benefits are uncertain and there is no alternative future use at the time the costs were incurred are expensed as incurred.

General and Administrative Expenses

The Company expenses general and administrative costs to operations as incurred. General and administrative expenses consist primarily of compensation, benefits, and other employee-related expenses for personnel in the Company’s administrative, finance, legal, information technology, business development, communications, and human resources functions. Other costs include the legal costs incurred in connection with filing and prosecuting patent and trademark applications, general and administrative related facility costs, insurance costs and professional fees for accounting, tax, consulting, legal and other services.

Stock-Based Compensation Expense

The Company accounts for all stock-based payment awards granted to employees and non-employees as stock-based compensation expense at grant date fair value. The Company’s stock-based payments include stock options and grants of common stock, including common stock subject to vesting. The measurement date for employee and non-employee awards is the date of grant, and stock-based compensation costs are recognized as expense over the recipient’s requisite service period, which is the vesting period, on a straight-line basis. The Company has also issued common stock options with milestone or performance-based vesting conditions and recorded the expense for these awards if or when it was deemed probable that the milestone or performance condition would be achieved. Stock-based compensation is classified in the accompanying statements of operations based on the function to which the related services are provided. The Company recognizes stock-based compensation expense for the portion of awards that have vested. Forfeitures are accounted for as they occur.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company has historically been a private company and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The Company uses the simplified method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term for options granted to employees and non-employees, whereby, the expected term equals the arithmetic average of the vesting term and the original contractual term of the options due to its lack of sufficient historical data. The expected term of stock options granted to non-employees is determined in the same manner as stock options granted to employees. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future.

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period and, if dilutive, the weighted-average number of potential shares of common stock.

Net loss per share attributable to common stockholders is calculated using the two-class method, which is an earnings allocation formula that determines net loss per share for the holders of the Company’s common shares and participating securities.

Diluted net loss per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method. The weighted-average number of common shares included in the computation of diluted net loss gives effect to all potentially dilutive common equivalent shares, including outstanding stock options, warrants and unvested restricted stock.

Common stock equivalent shares are excluded from the computation of diluted net loss per share if their effect is antidilutive. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is generally the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the three months ended March 31, 2022 and 2021.

As the Merger has been accounted for as a reverse recapitalization, the condensed consolidated financial statements of the merged entity reflect the continuation of the pre-merger GreenLight financial statements; GreenLight equity has been retroactively adjusted to the earliest period presented to reflect the legal capital of the legal acquirer, ENVI. As a result, net loss per share was also retrospectively adjusted for periods ended prior to the Merger. See Note 3 for details and Note 14 for discussion of the retrospective adjustment of net loss per share.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the three months ended March 31, 2022 and 2021, the Company had no items qualifying as other comprehensive loss; accordingly, comprehensive loss equaled net loss.

Deferred Offering Costs

As of December 31, 2021, the Company capitalized deferred offering costs of approximately $4.1 million. Deferred offering costs include certain legal, accounting, consulting and other third-party fees incurred directly related to the anticipated business combination. At the closing of the business combination during the first quarter of 2022, these previously deferred costs were recorded in stockholders’ equity as a reduction of additional paid-in capital. See Note 3 for further details of the Business Combination.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), as subsequently amended (“Topic 842”), to improve financial reporting and disclosures about leasing transactions. This ASU requires companies that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases, where the lease terms exceed 12 months. The recognition, measurement and presentation of expense and cash flows arising from a lease by a lessee will depend primarily on its classification as a finance or operating lease; both types of leases will be recognized on the balance sheet. This ASU also requires disclosures to help financial statement users to better understand the amount, timing and uncertainty of cash flows arising from leases. On June 3, 2020, the FASB issued ASU 2020-05, which amended the effective dates of Topic 842 to give immediate relief from business disruptions caused by the COVID-19 pandemic and provides a one-year deferral of the effective date for nonpublic companies. Therefore, for public companies, the effective date is still December 15, 2018, while the effective date for private companies will now be fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. As the Company qualifies as an emerging growth company, the Company will follow the annual reporting guidance as of January 1, 2022 in connection with the issuance of its annual financial statements for year ended December 31, 2022 and apply the provisions of ASC 842 in interim periods commencing after December 15, 2022. The Company will use the optional transition method to the modified retrospective approach in which Topic 842 will not be applied to comparative periods presented and incremental disclosures are not required for periods before the Company’s adoption of Topic 842. The Company will elect this transition approach as well as the package of practical expedients permitted under the transition guidance within the new standard, which allows the Company to carry forward the historical lease classification of contracts entered into prior to January 1, 2022. As a result of electing the package of practical expedients described above, existing leases and related initial direct costs will not be reassessed prior to the effective date, and therefore, adoption of the lease standard will not have an impact on the Company’s previously reported consolidated financial statements. The Company will also elect the following practical expedients: (i) combining lease and non-lease components for all asset classes and (ii) leases with an initial term of 12 months or less are not recorded in the consolidated balance sheets, and the associated lease payments are recognized in the consolidated statements of operations on a straight-line basis over the lease term.

The Company expects the adoption of Topic 842 will result in the recognition of material right-of-use assets and lease liabilities. These amounts are still being determined through the development of an incremental borrowing rate. The Company does not expect the adoption of Topic 842 to have a material impact to the condensed consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), or cash flows.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for certain convertible instruments, amends guidance on derivative scope exceptions for contracts in an entity's own equity, and modifies the guidance on diluted earnings per share (EPS) calculations as a result of these changes. These changes will be effective for the Company as of January 1, 2023. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. This new standard is effective for the Company in the fiscal year beginning January 1, 2023 and must be adopted using a modified retrospective approach, with certain exceptions. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

3. BUSINESS COMBINATION

On February 2, 2022, the Company consummated a Business Combination with ENVI. The Business Combination, and the PIPE financing which was entered into as of the same date, are further described in Note 1.

Upon the closing of the Business Combination, the Company's certificate of incorporation was amended and restated to, among other things, increase the total number of authorized shares of all classes of capital stock to 510,000,000 shares, of which 500,000,000 were designated as common stock and 10,000,000 were designated as preferred stock, both having a par value of $0.0001 per share.

Upon the closing of the Business Combination, holders of Legacy GreenLight common stock and preferred stock received shares of common stock in an amount determined by application of the Exchange Ratio. The Company additionally converted all of their convertible notes, including both the GLPRI convertible notes and the PIPE prepayment notes, to shares of common stock.

For periods prior to the Business Combination, the reported share and per share amounts have been retroactively converted by applying the Exchange Ratio. See Note 11 for information on the Legacy GreenLight warrants that were exercised prior to the Business Combination. The consolidated assets, liabilities, and results of operations prior to the Business Combination are those of Legacy GreenLight.

The following table reconciles the elements of the Business Combination to the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Stockholders’ Deficit:

BUSINESS COMBINATION (in thousands)
Cash - ENVI trust and cash (net of redemptions)	$12,123
Cash - PIPE Investors, including proceeds from conversion of Convertible notes - PIPE Investors	124,250
Gross proceeds	136,373
Less: total transaction costs	(26,660)
Less: cash proceeds from Convertible notes - PIPE Investors	(35,250)
Add: transaction costs paid in 2021	4,080
Add: transaction costs accrued at March 31, 2022	1,948
Cash proceeds from Business Combination received in 2022	80,491

Less: transaction costs paid in 2021	(4,080)
Less: warrant liabilities assumed	(1,341)
Less: transaction costs accrued at March 31, 2022	(1,948)
Less: net liabilities assumed in the Business Combination	(133)
Reverse merger, net of transactions costs	$72,989

The number of shares of common stock outstanding immediately following the consummation of the Business Combination was as follows:

Number of Shares
Common stock, outstanding prior to the Business Combination	20,700,000
Less: Redemption of ENVI shares	(19,489,626)
ENVI Public Shares	1,210,374
ENVI Sponsor Shares	5,175,000
Shares issued in PIPE financing	12,425,000
Business combination and PIPE financing shares	18,810,374
Legacy GreenLight shares (1)	104,011,760
Total shares of common stock immediately after Business Combination	122,822,134

(1) - The number of Legacy GreenLight shares was determined from the shares of Legacy GreenLight outstanding immediately prior to the closing of the Business Combination converted at the Exchange Ratio. All fractional shares were rounded down.

Public Warrants

The Company concluded that following the close of the transaction the Public Warrants met the criteria for equity classification. As of the Closing Date, the 10,350,000 shares of Public Warrants were classified as equity in accordance with the accounting policy described within Note 2 and recognized in additional paid-in capital.

Private Placement Warrants

As of the Closing Date, the total value of the liability associated with the Private Placement Warrants was $1.3 million. The Company concluded that the Private Warrants met the definition of a liability in accordance with the accounting policy described within Note 2 and have been classified as such on the balance sheet. At March 31, 2022, the fair value of the warrant liability was $1.6 million.

4. LICENSE AGREEMENT

Acuitas License Agreement

In August 2020, the Company entered into a Development and Option Agreement (the “Development and Option Agreement”) with Acuitas Therapeutics, Inc. (“Acuitas”). Under the terms of the Development and Option Agreement, the parties agreed to a program for the joint development of certain products combining the Company’s mRNA constructs with Acuitas’ liquid nanoparticle technology (“Acuitas LNP Technology”). Upon entering the Development and Option Agreement, the Company incurred a $0.8 million technology access fee. Under the Development and Option Agreement, the Company may reserve up to three specified targets (“Reserved Targets”) for development of therapeutic products related to such targets, using the Acuitas LNP Technology. In order to reserve a Reserved Target, the Company must provide a target reservation notice to Acuitas and must pay a target reservation and maintenance fee of $0.1 million per target per contract year. For each Reserved Target, the Company may also reserve up to three additional vaccine or antibody targets meant to be included within the same product as the Reserved Target (“Additional Targets”), which incur additional target reservation fees per contract year. Under the Development and Option Agreement, the Company is required to maintain at least one Reserved Target.

Under the Development and Option Agreement, the Company has the right to exercise a license option to develop and commercialize one or more therapeutic products relating to each Reserved Target. In the event that the Company exercises the options, the Company will pay $1.5 million for the first non-exclusive license, approximately $1.8 million for the second non-exclusive license and approximately $2.8 million for the third non-exclusive license. Under the terms of the Development and Option Agreement, the Company is also responsible for the full-time employee funding obligations and reimbursements to Acuitas for certain development and material costs incurred by them, which totaled approximately $0.5 million in 2021. The Company incurred an insignificant amount of full-time employee reimbursable to Acuitas for the three months ended March 31, 2022.

In January 2021, the Company exercised the first option under the Development and Option Agreement and entered into a non-exclusive license agreement with Acuitas (the “Acuitas License Agreement”), under which the Company was granted a non-exclusive, worldwide, sublicensable license under the Acuitas LNP Technology to research, develop, manufacture, and commercially exploit vaccine products consisting of certain of the Company’s mRNA constructs and Acuitas’s LNP technology. In connection with the option exercise, the Company paid Acuitas an option exercise fee of $1.5 million. Under the Acuitas License Agreement, the Company is required to pay Acuitas an annual license maintenance fee of $1.0 million for the first and second targets and $0.8 million for the third target until the Company achieves a particular development milestone. Acuitas is entitled to receive potential clinical and regulatory milestone payments in in the low double-digit millions for this exercised option. With respect to the sale of each licensed product, the Company is also obligated to pay Acuitas percentage royalties in the low single digits on net sales of the licensed products by the Company and its affiliates and sublicensees in a given country until the last to occur, in such country, of (i) the expiration or abandonment of all licensed patent rights covering the licensed product, (ii) expiration of any regulatory exclusivity for the licensed product, or (iii) ten years from the first commercial sale of the licensed product.

The option exercise fee under the Development and Option Agreement was recorded as research and development expense upon the Company’s exercise of the first option. Additionally, the technology access fees, target reservation and maintenance fees, expenses associated with the full-time employee funding obligations and reimbursements for development and material costs incurred by Acuitas are recorded as research and development expense when incurred. The annual maintenance fee will be recorded as an expense on an annual basis based on the stated amount for the applicable year. Upon determination that a milestone payment is probable to occur, the amount of the milestone payment will be recorded as research and development expense. As the triggering of these milestone payments was not considered probable as of March 31, 2022 and December 31, 2021, no expense has been recorded during these periods. The royalty payment is contingent upon sales of licensed products under the Acuitas License Agreement. As such, when such expenses are considered probable and estimable at the commencement of sales, the Company will accrue royalty expense for the amount the Company is obligated to pay.

The Company recorded an aggregate of $0.3 million and $1.7 million of research and development expenses, consisting of the technology access fees, option exercise fee and technology maintenance fees, for the three months ended March 31, 2022 and 2021, respectively.

5. LICENSE AND COLLABORATION AGREEMENT

Serum License Agreement

In March 2022, the Company entered into a License Agreement (the “Agreement”) with Serum Institute of India Private Limited (“SIIPL”), pursuant to which the Company granted SIIPL an exclusive, sub-licensable, royalty-bearing license to use the Company’s proprietary technology platform to develop, manufacture and commercialize up to three mRNA products in all territories other than the United States, the 27 member states of the European Union, the United Kingdom, Australia, Japan, New Zealand, Canada, South Korea, China, Hong Kong, Macau, and Taiwan (the “SIIPL Territory”). The first licensed product target will be a shingles product target, and SIIPL has an option to select the additional two licensed product targets through the end of 2024. Under the terms of the Agreement with SIIPL, the Company will provide research search services related to the shingles product target to develop a “proof of concept” and will provide manufacturing technology transfer services. In addition, GreenLight retains the option purchase research plan and clinical trial data, developed by SIIPL, for 50% of the cost of the research plan and clinical trials for use in the Company’s own development.

SIIPL is responsible for the development, formulation, filling and finishing, registration and commercialization of the products in the SIIPL Territory, subject to oversight from a joint steering committee composed of representatives of the Company and SIIPL. SIIPL will use commercially reasonable efforts to develop and obtain regulatory approval for the products in the countries in the SIIPL Territory. The License Agreement includes terms customary in the industry for provisions related to sublicensing, intellectual property, and termination, and customary representations and warranties of GreenLight and SIIPL, along with certain customary covenants, including confidentiality, limitation of liability and indemnity provisions.

Pursuant to the License Agreement, SIIPL will pay the Company an upfront license fee of $5.0 million, as well as payments upon additional target selection and reservation of exclusivity. The Company may receive up to a total of an additional $22.0 million in development, regulatory and commercial (net sales) based milestone payments across all three product targets, as well as manufacturing technology transfer payments up to $10.0 million. SIIPL shall pay royalty payments in the mid-double digits, based on the net sales of products resulting from the licensed technology for the term of the License Agreement. The License Agreement shall terminate on a product-by product and country-by-country basis on the later of the expiration of the patent rights owned by the Company or the tenth anniversary of the first commercial sale of the applicable product(s) in the applicable country. The Company had not received payment of the $5.0 million upfront license fee as of March 31, 2022, thus has recorded a receivable for the amount billed to SIIPL.

The Company has determined that the Agreement falls within the scope of ASC 606, as it includes a customer-vendor relation as defined by ASC 606 and meets the criteria of a contract. The Company has determined that the license of IP granted is not distinct from the research services and thus should be combined. The Agreement contains a single performance obligation for the combined License of IP/research services and the manufacturing technology transfer services. Revenue from the contract will be recognized over time, using an input-method. The Company has determined that variable consideration from the development and regulatory payments in the Agreement should be fully constrained as of March 31, 2022, and commercial milestones and royalties will be recognized in the period the underlying sales occur. Through March 31, 2022, no revenue had been recorded from the Agreement and the entire amount of upfront consideration is recorded as deferred revenue. Based on current estimated timelines, the Company expects to recognize the deferred revenue over approximately 18 months, and the portion expected to be recognized over the next 12 months is classified as current in the condensed consolidated balance sheet as of March 31, 2022.

6. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values:

DESCRIPTION	MARCH 31, 2022	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset
Money market funds	83,223	83,223	-	-
Total assets measured at fair value	$83,223	$83,223	$—	$—
Liability
Warrant liabilities	1,820	-	-	1,820
Total liabilities measured at fair value	$1,820	$—	$—	$1,820

DESCRIPTION	DECEMBER 31, 2021	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset
Money market funds	31,446	31,446	-	-
Total assets measured at fair value	$31,446	$31,446	$—	$—
Liability
Warrant liabilities	2,105	-	-	2,105
Total liabilities measured at fair value	$2,105	$—	$—	$2,105

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy.

There have been no transfers between fair value levels during the three months ended March 31, 2022 and 2021, respectively. The carrying values of other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

The fair value of the common and Preferred Stock warrant liabilities was determined using the Black-Scholes option-pricing model with the assumptions as disclosed in Note 11. These assumptions include significant judgments including the fair value of the underlying common and Preferred Stock and volatility. An increase or decrease in the estimated fair value or changes in volatility will result in increases or decreases in the fair value of the warrant liabilities and such changes could be material.

The carrying value of each of the Horizon term loan, the SVB term loan, and the equipment financing as of March 31, 2022, and December 31, 2021 approximates their fair value as the interest rate approximates the market rate for loans with similar terms and risk characteristics. The Company estimated the fair value of the convertible debt using a discounted cash flow analysis and prevailing market terms as of December 31, 2021. The carrying value and fair value of the convertible debt was $30.2 million and $28.9 million, respectively, as of December 31, 2021. The fair value of the convertible debt was determined using Level 3 inputs. See Note 10 for further detail of all outstanding debt as of March 31, 2022.

The following table presents a roll-forward of the aggregate fair values of the Company’s liabilities for which fair value is determined by Level 3 inputs:

WARRANT LIABILITY
Balance—December 31, 2021	$2,105
Warrants exercised in business combination	(1,633)
Warrants reclassified to equity	(352)
Change in fair value of warrants	359
Warrants assumed in business combination	1,341
Balance—March 31, 2022	$1,820

7. GRANT REVENUE

In July 2020, the Company was approved to receive a grant from the Bill & Melinda Gates Foundation in the amount of approximately $3.3 million. As of December 31, 2021, the Company had received the entire grant award, of which approximately $2.4 million was received during the year ended December 31, 2020, and the remaining approximately $0.9 million was received during the year ended December 31, 2021. The grant funds are to be used for the sole purpose of research for in vivo gene therapy for sickle cell disease and to explore new, low-cost capabilities for the in vivo functional cure of sickle cell and or durable suppression of HIV in developing countries. The Company incurred research and development costs of approximately $0.3 million and $0.3 million associated with this grant for the three months ended March 31, 2022 and March 31, 2021, respectively. The Company has recognized revenue of approximately $0.3 million and $0.3 million in the condensed consolidated statements of operations during the three months ended March 31, 2022 and March 31, 2021, respectively, and recorded the unearned balance of approximately $0.7 million and $1.3 million as deferred revenue in the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively. The research supported by this grant is expected to be completed by May 31, 2022.

8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following as of March 31, 2022 and December 31, 2021:

	MARCH 31, 2022	DECEMBER 31, 2021
Computer hardware and software	$778	$732
Laboratory equipment	20,480	19,590
Leasehold improvements	10,442	10,442
Construction in progress	2,483	1,894
Total	34,183	32,658
Less: Accumulated depreciation and amortization	(11,307)	(9,259)
Property and equipment, net	$22,876	$23,399

As of March 31, 2022 and December 31, 2021, property and equipment, net included capital lease assets of approximately $2.5 million, with accumulated amortization of approximately $1.6 million and $1.5 million, respectively. Depreciation and amortization expense for three months ended March 31, 2022 and March 31, 2021, was $2.1 million and $1.1 million respectively, within the condensed consolidated statements of operations.

9. ACCRUED EXPENSES

Accrued expenses as of March 31, 2022 and December 31, 2021 consisted of the following:

	MARCH 31, 2022	DECEMBER 31, 2021
Accrued employee compensation and benefits	$4,620	$8,492
Accrued research and development	2,169	4,059
Accrued professional fees	1,334	1,888
Accrued other	1,275	185
Total accrued expenses	$9,398	$14,624

10.
DEBT

A summary of the outstanding debt as of March 31, 2022 is as follows:

AS OF MARCH 31, 2022
DESCRIPTION	ISSUANCE DATE(S)	MATURITY DATE(S)	STATED INTEREST RATE	PRINCIPAL BALANCE OUTSTANDING	UNAMORTIZED DEBT DISCOUNT	DEBT BALANCE
Trinity Equipment Financing	March 2021 - August 2021	March 2024 - August 2024	9.48% - 9.73%	$8,598	$(223)	$8,375
Term Loan – Silicon Valley Bank	September 2021	September 2024	3.50%	10,000	(193)	9,807
Term Loan – Horizon	December 2021	May 2025	9.00%	15,000	(479)	14,521
Capital lease				832	—	832
Total Debt				34,430	(895)	33,535
Less: Current Portion						(9,849)
Total Long-Term						$23,686

A summary of the outstanding debt as of December 31, 2021 is as follows:

AS OF DECEMBER 31, 2021
DESCRIPTION	ISSUANCE DATE(S)	MATURITY DATE(S)	STATED INTEREST RATE	PRINCIPAL BALANCE OUTSTANDING	UNAMORTIZED DEBT DISCOUNT	DEBT BALANCE
Trinity equipment financing	March 2021 - August 2021	March 2024 - August 2024	9.48% - 9.73%	$9,454	$(252)	$9,202
Term loan - Silicon Valley Bank	September 2021	September 2024	3.50%	10,000	(225)	9,775
Term loan - Horizon	December 2021	May 2025	9.00%	15,000	(582)	14,418
Capital lease				992	-	992
Total Debt				35,446	(1,060)	34,386
Less: Current Portion						(7,234)
Total Long-Term						27,152
Convertible notes - PIPE Investors	December 2021	December 2022	0.33%	13,500	0	13,500
Convertible notes (a)	April & May 2020	April & May 2022	5.00%	18,213	(22)	18,191
				31,713	(22)	31,691
Total debt and convertible notes				$67,159	$(1,082)	$66,077
a)
As of December 31, 2021 and March 31, 2022, the Company’s debt liability included $16.8 million and $0, respectively, of convertible notes issued by GLPRI in 2020, as well as the associated accrued interest liability of $1.4 million and $0, respectively.

Convertible Instruments -PIPE Investors

In December 2021, certain new and existing investors in GreenLight (the “Prepaying PIPE Investors”) agreed to purchase from GreenLight convertible instruments with an aggregate principal amount of approximately $35.3 million (the “PIPE Instruments”). The Company received $13.5 million in December 2021 and $21.8 million in January of 2022.

In conjunction with entering into the PIPE Instruments, each PIPE Investor entered into a side letter agreement (the “Side Letter”) with GreenLight, which required the PIPE

Investor to tender its PIPE Instrument as a corresponding payment for all or a portion of such PIPE Investor’s purchase of shares upon the closing of a business combination.

In February of 2022, in accordance with the Business Combination, $35.3 million of the PIPE Instruments were surrendered, cancelled, and converted into shares of common stock. The Company determined that the cancellation and conversion of the PIPE Instruments represented an extinguishment for accounting purposes.

Term Loan – Horizon

In December 2021, the Company entered into a loan and security agreement with Horizon Technology Finance Corporation and Powerscourt Investments XXV, LP (together, “Horizon”), which provided for a term loan facility in an aggregate principal amount of up to $25.0 million, $15.0 million of which was borrowed at the closing and the remainder of which may be borrowed following the achievement of certain milestones, but not after June 30, 2022.

Accrued interest is payable monthly. The principal of each term loan must be repaid in equal monthly installments beginning February 1, 2023 (or August 1, 2023 if any of the remaining $10.0 million is borrowed), with a scheduled final maturity date of July 1, 2025. The Company may prepay the term loans in full, but not in part, without premium or penalty, other than a premium equal to (i) 3% of the principal amount of any prepayment made within 12 months after the applicable funding date, (ii) 2% of the principal amount of any prepayment made between 12 and 24 months after the applicable funding date and (iii) 1% of the principal amount of any prepayment made more than 24 months after the applicable funding date. On the earlier of the scheduled final maturity date and the prepayment in full of the term loans, the Company must pay a final payment fee equal to 3.0% of the original principal amount of the funded term loans.

The debt was recorded based on proceeds received net of related debt issuance costs of approximately $0.6 million. The debt issuance costs include the fair value of approximately $0.4 million for the warrants the Company is committed to issue in conjunction with this financing. The warrants were issued on January 19, 2022. See Note 11 for further discussion of the warrants.

Term Loan – Silicon Valley Bank

In September 2021, the Company entered into a loan and security agreement with Silicon Valley Bank (“SVB”), which provided for a term loan facility in an aggregate principal amount of up to $15.0 million, $10.0 million of which was borrowed at the closing and the remainder of which may be borrowed following the achievement of certain milestones, but not after March 31, 2022. The remaining $5.0 million was no longer available as it was not borrowed as of March 31, 2022.

Accrued interest is payable monthly. The principal of each term loan must be repaid in equal monthly installments beginning April 1, 2022, with a scheduled final maturity date of September 1, 2024. On the earlier of the scheduled final maturity date and the prepayment in full of the term loans, the Company must pay a final payment fee equal to 4.0% of the original principal amount of the term loans. GreenLight may prepay the term loans in increments of $5.0 million and without premium or penalty, other than a premium equal to (i) with respect to any prepayment made on or before September 22, 2022, 3% of the principal so prepaid, (ii) with respect to any prepayment made after September 22, 2022 and on or before September 22, 2023, 2% of the principal so prepaid and (iii) with respect to any prepayment made after September 22, 2023 and on or before September 1, 2024, 1% of the principal so prepaid. GreenLight granted a first-priority, perfected security interest in substantially all of its present and future personal property and assets, excluding intellectual property, to secure its obligations to SVB.

The debt was recorded based on proceeds received net of related debt issuance costs of approximately $0.3 million. The debt issuance costs include the fair value of approximately $0.2 million for the 51,724 shares of common warrants the Company previously issued in conjunction with this financing. No additional common warrants were issued in conjunction with this financing. Total debt issuance costs of approximately $0.4 million is being amortized over the term of the financing agreement.

Equipment Financing

On March 29, 2021, the Company entered into a master equipment financing agreement with Trinity Capital (Trinity) authorizing equipment financing in the aggregate of approximately $11.3 million with advances to be made as follows: (1) up to $5.0 million at execution of the agreement and (2) the remaining balance to be drawn at Company’s option but no later than September 1, 2021. The monthly payment factors are determined by Trinity based on the Prime Rate reported in The Wall Street Journal on the first day of the month in which a financing schedule is executed, which as of the effective date of the equipment financing agreement was 3.25%. As of March 31, 2022, the Company has drawn the entire $11.3 million on multiple advances, which is repayable over a 36-month period that commenced on the advance date. The historical cost of the assets subject to a lien under this financing arrangement is approximately $14.7 million.

The debt was recorded based on proceeds received net of related debt issuance costs of approximately $0.4 million, which are being amortized over the term of the financing agreement. The debt issuance costs include the fair value of approximately $0.1 million for the 219,839 common stock warrants the Company issued in conjunction with this financing.

Convertible Notes

In connection with the Merger (See Note 3), $16.8 million of the Company’s outstanding convertible notes, which were issued in 2020, and accrued interest converted into 10.1 million shares of Series D Preferred Stock. Concurrently with the business combination, the Series D Preferred Stock was exchanged for shares of common stock of New GreenLight in February of 2022.

Loan Interest Expense and Amortization

The Company’s total interest expense was approximately $1.0 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively. The following summarizes the components of total interest expense:

	MARCH 31, 2022	MARCH 31, 2021
Interest paid or accrued	$804	$101
Non-cash amortization of debt discount and deferred financing cost	224	210
Total	$1,028	$311

Scheduled future principal payments on total outstanding debt, as of March 31, 2022 are as follows:

MARCH 31, 2022
Remainder of 2022	$6,706
2023	14,438
2024	10,786
2025 and thereafter	2,500
Total	$34,430

11.
WARRANTS

Common Stock Warrant classified as Liability

Horizon Debt Warrants

In connection with Loan Agreement the Company entered into with Horizon which provided for a term loan facility in an aggregate principal amount of up to $25.0 million, $15.0 million of which was borrowed at the closing (See Note 10). The Company issued warrants for both the $15.0 million loan drawn at the closing and the remaining $10.0 million available commitment which had different terms and conditions. In conjunction with the $10.0 million available commitment, the Company made available Horizon a warrant to purchase up 57,034 shares, of which 28,517 shares of the Company’s common stock were issued at an exercise price per share of $5.26. These warrants are recognized as liabilities on the condensed consolidated balance sheets and were measured at their inception date fair value and subsequently remeasured at each reporting period with changes recorded as a component of other income in the Company’s condensed consolidated statements of operations. The warrants issued for the $10.0 million available commitment was summarized below as a liability classified Common Stock Warrant.

Warrant Class	Shares	Fair Value	Issuance Date	Exercise Price	Expiration Date
Common stock	28,517	$249	January 19, 2022	$5.26	The earlier of March 29, 2031 or the date of a qualifying acquisition

The warrant’s fair value upon issuance and as of March 31, 2022 was estimated to be approximately $0.2 million, and was measured using a probability weighted Black-Scholes option-pricing model with the following assumptions:

Valuation Assumptions	AT ISSUANCE (AS OF JANUARY 19, 2022)	AS OF MARCH 31, 2022
Fair value of common stock	$5.89	$9.63
Risk free interest rate	1.50%	2.39%
Expected volatility	59.60%	59.60%
Expected term (in years)	10.50	10.00

Private Placement Warrants

The Private Placement Warrants may not be redeemed by the Company so long as the Private Placement Warrants are held by the initial purchasers, or such purchasers’ permitted transferees. The Private Placement Warrants have terms and provisions identical to those of the Public Warrants which are discussed below, including as to exercise price, exercisability, and exercise period, except if the Private Placement Warrants are held by someone other than the initial purchasers’ permitted transferees, then the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. On the Closing Date and as of March 31, 2022, there were 2,062,500 Private Warrants issued and outstanding. These warrants are recognized as liabilities on the condensed consolidated balance sheets and were measured at their inception date fair value and subsequently remeasured at each reporting period with changes recorded as a component of other income in the Company’s condensed consolidated statements of operations.

Warrant Class	Shares	Fair Value	Initial Recognition Date	Exercise Price	Expiration Date
Private Placement Warrants	2,062,500	$1,341	February 2, 2022	$11.50	March 2, 2027

The fair value of the Private Placement Warrant upon initial recognition and as of March 31, 2022 was estimated to be approximately $1.3 million and $1.6 million respectively, and was measured using a Black-Scholes option-pricing model with the following assumptions:

Valuation Assumptions	INITIAL RECOGNITION (AS OF FEBRUARY 2, 2022)	AS OF MARCH 31, 2022
Fair value of common stock	$8.82	$9.63
Risk free interest rate	1.59%	2.39%
Implied volatility (1)	15.9%	12.0%
Expected term (in years)	5.00	4.85

(1) The implied volatility considers the trading price of the public warrants and calculated value of the public warrants based on a Monte Carlo simulation model.

Common Stock Warrant classified as Equity

In connection with the Loan Agreement the Company entered into with Horizon in December 2021, the Company issued the warrants to Horizon to purchase 85,552 shares of the Company’s common stock at an exercise price per share of $5.26 for the $15.0 million drawn commitment. Upon the issuance during January 2022, the Company reassessed for the classification of these warrants, and noted that there were no variability on the number of shares or the exercise price of the settlement. The Company determined that the Warrants met the requirements for equity classification and the fair value of $0.4 million was reclassified to equity during the period.

Warrant Class	Shares	Issuance Date	Exercise Price per Share	Expiration Date
Common stock warrant	85,552	January 19, 2022	$5.26	January 19, 2032

The warrant’s fair value upon issuance was estimated to be approximately $0.4 million, and was measured using a Black-Scholes option-pricing model with the following assumptions:

Valuation Assumptions	AT ISSUANCE (AS OF JANUARY 19, 2022)
Fair value of common stock	$5.89
Risk free interest rate	1.50%
Expected volatility	59.60%
Expected term (in years)	10.00

Public Warrants

Each Public Warrant entitles the holder to the right to purchase one share of common stock at an exercise price of $11.50 per share. No fractional shares will be issued upon exercise of the Public Warrants. The Company may elect to redeem the Public Warrants subject to certain conditions, in whole and not in part, at a price of $0.01 per Public Warrant if (i) 30 days’ prior written notice of redemption is provided to the holders, and (ii) the last reported sale price of the Company’s common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders. Upon issuance of a redemption notice by the Company, the warrant holders have a period of 30 days to exercise for cash, or on a cashless basis. On the Closing Date, there were 10,350,000 Public Warrants issued and outstanding.

In March 2022, 105,210 of the Public Warrants were exercised into shares of the Company's common stock for a total exercise price of $1.2 million in cash.

The following table presents a roll-forward of the Company’s warrants from December 31, 2021 to March 31, 2022:

	COMMON STOCK WARRANTS	PREFERRED STOCK WARRANTS
Warrants Outstanding, December 31, 2021 (1)	207,376	635,404
Exercised in the business combination (1)	(207,376)	(635,404)
Issued (1)	75,924	-
Assumed in the business combination	12,412,500	-
Exercised subsequent to the business combination	(105,120)	-
Warrants Outstanding, March 31, 2022	12,383,304	-

(1) Number of warrants have been adjusted to reflect the exchange for New GreenLight warrants at an exchange ratio of approximately 0.6656 as a result of the Business Combination. See Note 3 for further information.

12.
STOCKHOLDERS' EQUITY

Authorized shares

The Company was authorized to issue 500,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock as of March 31, 2022 and 191,500,000 shares of $0.001 par value common stock as of December 31, 2021.

As of March 31, 2022, there were 122,980,505 shares of common stock issued and outstanding and 12,383,304 warrants to purchase the Company’s common stock outstanding. As of March 31, 2022, there were no shares of preferred stock issued or outstanding.

Legacy Greenlight Redeemable Convertible Preferred Stock

In connection with the Business Combination, Legacy Redeemable Convertible Preferred Stock previously classified as temporary equity was retroactively adjusted, converted into common stock at an exchange ratio of approximately 0.6656, and reclassified to permanent equity as a result of the reverse recapitalization. As of March 31, 2022, there was no Legacy Redeemable Convertible Preferred Stock authorized, issued or outstanding. The following table summarizes details of Legacy Redeemable Convertible Preferred Stock authorized, issued, and outstanding immediately prior to the Business Combination.

	MARCH 31,	DECEMBER 31,
Redeemable Convertible Preferred Stock Classes	2022	2021
Series A-1 redeemable convertible preferred stock, $0.001 par value, 2,865,698 shares authorized, 2,827,878 shares issued and outstanding as of December 31, 2021. Liquidation preference of $6,334 and $0 at December 31, 2021 and March 31, 2022, respectively	$—	$4,414
Series A-2 redeemable convertible preferred stock, $0.001 par value, 7,018,203 shares authorized, 6,993,693 shares issued and outstanding as of December 31, 2021 Liquidation preference of $19,138 and $0 at December 31, 2021 and March 31, 2022, respectively	—	11,438
Series A-3 redeemable convertible preferred stock, $0.001 par value, 8,647,679 shares authorized, 8,629,505 shares issued and outstanding as of December 31, 2021 Liquidation preference of $30,544 and $0 at December 31, 2021 and March 31, 2022, respectively	—	19,917
Series B redeemable convertible preferred stock, $0.001 par value, 21,245,353 shares authorized, issued and outstanding as of December 31, 2021 Liquidation preference of $24,017 and $0 at December 31, 2021 and March 31, 2022, respectively	—	18,671
Series C redeemable convertible preferred stock, $0.001 par value, 35,152,184 shares authorized, 35,092,183 shares issued and outstanding as of December 31, 2021 Liquidation preference of $69,595 and $0 at December 31, 2021 and March 31, 2022, respectively	—	55,851
Series D redeemable convertible preferred stock, $0.001 par value, 71,019,827 shares authorized, 60,184,332 shares issued and outstanding as of December 31, 2021 Liquidation preference of $122,459 and $0 at December 31, 2021 and March 31, 2022, respectively	—	108,499
Total	$—	$218,790

The following describes the rights and preferences of the Legacy GreenLight Redeemable Convertible Preferred Stock prior to the conversion in the Business Combination:

Voting Rights

The holders of each share of Preferred Stock (“Preferred Stockholders”) generally had the right to one vote for each share of common stock into which such Preferred Stock could then convert. On matters on which the holders of shares of a particular series of Preferred Stock had the right to vote separately as a single class, such holders had the right to one vote per share of Preferred Stock of that particular series.

Conversion

Each share of Preferred Stock was convertible into common stock at any time at the option of the holder. Each share was converted into such number of shares of common stock as is determined by dividing the applicable original issuance price by the applicable conversion price in effect at the time of the conversion. The conversion price was subject to adjustment upon the happening of specified events, including the issuance or deemed issuance of certain additional shares of common stock, stock splits and combinations, dividends, distributions, mergers, and reorganizations. The original issuances prices of the shares of Series A-1, Series A-2, Series A-3, Series B, Series C and Series D Preferred Stock were $1.53, $1.65, $2.32, $0.86, $1.60 and $1.81 per share, respectively. As of three months ended March 31, 2022 and 2021, the Series A-1, Series A-2, Series A-3, Series B, Series C, and Series D conversion prices were $1.21, $1.27, $1.63, $0.86, $1.60, and $1.81 per share, respectively. As such, the shares of Preferred Stock converted on a one-for-one basis, except that the shares of Series A-1, Series A-2 and Series A-3 Preferred Stock converted at the rates of approximately 1.26446, 1.29528 and 1.42239 shares of common stock, respectively, per share of Preferred Stock.

Conversion was mandatory at the earlier of the closing of a firm commitment underwritten public offering of the Company’s common stock at a price of at least $5.4354 per share and with net proceeds to the Company of at least $75.0 million or at the election of the holders of a majority of the outstanding shares of Series D Preferred Stock.

Dividends

The holders of Series A-1 Preferred Stock were entitled to receive cumulative dividends that accrued at an annual rate of approximately 5%. The holders of Series A-2, Series A-3, Series B, Series C and Series D Preferred Stock were entitled to receive cumulative dividends that accrued at an annual rate of approximately 8%. Dividends were payable only when, as and if declared by the Board of Directors. In the event the Company declared, paid, or set aside any dividends on shares of any class of capital stock of the Company, other than dividends on shares of common stock payable in shares of common stock, the holders of Preferred Stock were entitled to receive, before or at the same time as such dividends, a dividend on each outstanding share of Preferred Stock in the amount of the accruing dividends unpaid as of such date as well as a comparable dividend on an as-converted basis. As of March 31, 2022 and December 31, 2021, no dividends had been declared.

Redemption

The Company’s Preferred Stock could only be redeemed upon a deemed liquidation event as described in the Company’s certificate of incorporation. Upon redemption, holders of shares of Preferred Stock of a particular series were entitled to receive a redemption amount equal to the original issue price of the shares of that series, plus any accrued but unpaid dividends and any declared but unpaid dividends for the shares of that series, subject to the terms summarized in the “Liquidation Preference” section below.

Liquidation Preference

In the event of any liquidation, dissolution or winding up of the Company, the holders of shares of Preferred Stock of a particular series were entitled to receive an amount per share equal to the greater of (i) the original issuance price of the shares of Preferred Stock of that series, plus any accruing dividends that are unpaid, whether or not declared, plus any other dividends declared but unpaid thereon, or (ii) such amount per share as would have been payable had such shares of Preferred Stock been converted into common stock. Such liquidating distributions were payable first, to the holders of shares of Series D Preferred Stock, second, to the holders of shares of Series C Preferred Stock and Series B Preferred Stock on a pari passu basis, third, to the holders of shares of Series A Preferred Stock on a pari passu basis, and finally, to the holders of shares of common stock. If insufficient assets and funds were available to permit payment of the full amount of the applicable liquidation preference payable to the holders of any series of Preferred Stock (or group of series payable on a pari passu basis), then all available assets and funds would have been distributed to the holders of such series (or group of series) on a pro rata basis, taking into account the order of priority set forth in the previous sentence.

After payment in full to the Preferred Stockholders, the holders of common stock are entitled to receive the remaining assets of the Company available for distribution on a pro rata basis based on the number of shares held.

13. STOCK-BASED COMPENSATION

2022 Stock Incentive Plan

On February 1, 2022, stockholders approved the New GreenLight 2022 Equity and Incentive Plan, or the “New GreenLight Equity Plan”, or “Equity Plan”, replacing the GreenLight 2012 Equity Plan (the “2012 Plan”), pursuant to which the Company’s Board of Directors may grant stock options, both incentive stock options and nonstatutory stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, dividend equivalent rights, or cash awards to employees, directors and consultants. There are 31,750,000 registered shares of common stock reserved for issuance under the Equity Plan. During the three months ended March 31, 2022, 555,000 stock options were granted under the Equity Plan.

The Plan is administered by the Company’s Board of Directors (the “Board”). The exercise prices, vesting and other restrictions are determined at the discretion of the Board, except that the exercise price per share of incentive stock options may not be less than 100% of the fair market value of the common stock on the date of grant. Stock options awarded under the Plan expire ten years after the grant date unless the Board sets a shorter term. Vesting periods for awards under the plans are determined at the discretion of the Board. Incentive stock options granted to employees and non-statutory options and restricted stock awards granted to employees, officers, members of the Board, advisors, and consultants of the Company typically vest over four or five years.

The fair value of stock option awards is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Fair value of underlying common stock	$9.15	$0.82
Weighted average risk-free interest rate	2.56%	0.27% - 1.55%
Expected term (in years)	6.00	5.00 - 6.00
Expected volatility	56.28%	69.49% - 70.36%
Expected dividend yield	—	—

The following table summarizes the activity of the Company’s stock options under the Plan for the three months ended March 31, 2022:

			AVERAGE	AGGREGATE
		WEIGHTED-	REMAINING	INTRINSIC
		AVERAGE	CONTRACTUAL	VALUE
	SHARES (1)	EXERCISE PRICE (1)	TERM (in years)	(in thousands)
Outstanding at December 31, 2021	18,101,548	$1.14	8.0	$139,505
Granted	555,000	9.15	—	—
Exercised	(79,055)	0.32	—	594
Cancelled or forfeited	(72,127)	0.27	—	—
Outstanding at March 31, 2022	18,505,366	0.71	7.8	141,869
Vested and expected to vest at March 31, 2022	18,505,366	0.71	7.8	141,869
Exercisable at March 31, 2022	8,337,001	$0.54	6.3	$69,248

(1) Number of options and weighted average exercise price has been adjusted to reflect the exchange of Legacy GreenLight's stock options for New GreenLight stock options at an exchange ratio of approximately 0.665 as a result of the Business Combination. See Note 3 for further information.

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2022 and 2021 was $5.06 per share and $0.51 per share, respectively.

As of March 31, 2022, total unrecognized compensation expense related to stock options totaled approximately $9.8 million, which is expected to be recognized over a weighted-average period of 2.7 years.

The aggregate intrinsic value of common stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The intrinsic value of options exercised for the three months ended March 31, 2022 and 2021, was approximately $0.6 million and $0.1 million, respectively.

Restricted Stock

The fair value of each restricted common stock award is estimated on the date of grant based on the fair value of the Company’s common stock on that same date.

A summary of the Company’s restricted stock activity during the three months ended March 31, 2022 is presented below:

	SHARES	WEIGHTED AVERAGE GRANT DATE FAIR VALUE
Unvested shares as of December 31, 2021	4,231	$0.76
Vested	(1,567)	0.23
Unvested shares as of March 31, 2022	2,664	$0.22

The total fair value of restricted stock that vested during the three months ended March 31, 2022 and 2021 was approximately $25 thousand and $3 thousand, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense recorded as research and development and general and administrative expenses, for employees, directors and non-employees during the three months ended March 31, 2022 and 2021 is as follows:

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Research and development	$504	$131
General and administrative	1,683	217
Total stock-based compensation expense	$2,187	$348

The Company recognized additional stock-based compensation expense associated with 292,469 shares subject to GreenLight options that vest based on both a liquidity and a service condition. At the date of grant in 2020, achievement of the conditions in the performance-based award was deemed not probable and, accordingly, the grant date fair value of the award was zero based upon the probable outcome of such conditions. The liquidity condition is satisfied upon the occurrence of certain events, including a merger or acquisition or other business combination transaction involving the Company and a publicly traded special purpose acquisition company or other similar entity and, as a result, the liquidity condition for certain of GreenLight’s options was satisfied upon the completion of the Business Combination. Assuming achievement of the highest level of performance, the performance-based award would have had a grant date fair value of $0.2 million. In December 2021, the Company’s Board of Directors voted to extend the length of time to allow for the performance vesting to occur by March 31, 2022. The fair value of the award, as modified, was $2.2 million as of the modification date. Upon closing of the Business Combination, the Company recognized approximately $1.4 million of incremental stock-based compensation expense associated with these options during the three months ended March 31, 2022, and the remainder will be recognized over the remaining service period.

14. NET LOSS PER SHARE

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

(In thousands, except shares and per share data)	THREE MONTHS ENDED MARCH 31,
	2022	2021
Net loss	$(38,207)	$(21,283)
Numerator:
Less: Accruals of dividends of preferred stock	-	(4,296)
Net loss available to common stockholders	$(38,207)	$(25,579)
Denominator:
Weighted-average common stock outstanding	113,558,404	96,300,247
Net loss per share, basic and diluted	$(0.34)	$(0.27)

The Company’s potential dilutive securities include unvested restricted stock, common stock options and common stock warrants. The Company excluded the following potential common stock, presented based on amounts outstanding at period end, from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	AS OF MARCH 31,
	2022	2021
Unvested restricted stock	2,664	20,097
Options to purchase common stock	18,505,366	16,294,545
Common stock warrants	12,383,304	831,304
Total	30,891,334	17,145,946

15. INCOME TAXES

The Company did not record income tax expense for the three months ended March 31, 2022 or the three months ended March 31, 2021 due to the Company’s historical net operating losses, forecasted continued net operating losses, and the Company’s recognition of a full valuation allowance.

The effective tax rate differs from the statutory rate, primarily due to the Company’s history of incurring losses, which have not been benefited, and other permanent differences. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.

16. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company’s significant operating leases entered as of December 31, 2021, are disclosed in Note 18, Commitments and Contingencies – Operating Leases, of the notes to the audited consolidated financial statements for the year ended December 31, 2021 as filed with the SEC March 31, 2021 on form 8-K/A. Since the date of those financial statements, the Company has entered into new operating leases or has modified existing operating leases for the three months ended March 31, 2021, as noted below.

On September 30, 2021, the Company entered into a lease for new laboratory, office and greenhouse space in Research Triangle Park, North Carolina, which commenced in January 2022. The lease term expires in July 2033, unless extended. The base rent for this lease is approximately $2.3 million per year, subject to a 3% increase each year

In March 2022, the Company entered into a lease for new laboratory space in Lexington, Massachusetts, with an anticipated commencement date of May 2022. The lease term expires in July 2033. The base rent for this lease is $3.9 million per year, subject to a 3% increase each year.

Total rent expense in the condensed consolidated statements of operations for the operating leases was approximately $2.8 million and $0.8 million for the three months ended March 31, 2022 and 2021, respectively.

A summary of the Company’s future minimum lease payments under noncancelable operating leases, excluding tenant improvement payables, as of March 31, 2022, is as follows:

AS OF MARCH 31, 2022
Remainder of 2022	$8,840
2023	12,286
2024	8,285
2025	7,296
2026	7,018
Thereafter	43,975
Total	$87,700

Legal proceedings

Legal claims may arise from time to time in the normal course of business. There are no such claims as of three months ended March 31, 2022 and 2021, that are expected to have a material effect on the Company’s condensed consolidated financial statements.

Other funding commitments

In December 2020, the Company entered into an assignment and license agreement with Bayer CropScience LLP (“Bayer”) under which the Company may be obligated to make milestone and royalty payments. These payment obligations are contingent upon future events, such as achieving certain development, regulatory, and commercial milestones or generating product sales. The timing of these events is uncertain; accordingly, the Company cannot predict the period during which these payments may become due. The Company have agreed to pay up to $2.0 million in milestone payments under this assignment and license agreement when certain development milestones are met. The Company assessed the milestones at three months ended March 31, 2022 and concluded no such milestone payments were deemed probable nor due.

In November 2021, the Company entered into a manufacturing and development contract service agreement with a contract development and manufacturing organization for the Company’s mRNA COVID-19 vaccine. Based on the Company’s minimum purchase commitments, the Company expects to pay the organization a minimum of approximately

$11.5 million in service fees under the agreement, excluding the cost of raw materials. Based on the current schedule, the Company expects to incur the majority of these expenses in 2022 and a portion in the first quarter of 2023.

17. SUBSEQUENT EVENTS

The Company has completed an evaluation of all subsequent events through May 16, 2022, the date these condensed consolidated financial statements were available to be issued. There were no subsequent events that require adjustments to or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations of GreenLight Biosciences Holdings

PBC and its consolidated subsidiaries should be read together with the Company’s unaudited condensed consolidated financial statements, together with the related notes thereto, included elsewhere in this Quarterly Report on Form 10-Q (this “Report”) and the Company’s audited consolidated financial statements, together with the related notes thereto (the “2021 Consolidated Financial Statements”), included as Exhibit 99.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2022. This discussion contains forward-looking statements that involve numerous risks and uncertainties, including, but not limited to, those described under the heading “Risk Factors” in Item 1A of Part I of the Company’s Annual Report for the year ended December 31, 2021. See “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this Report. All references to years, unless otherwise noted, refer to the Company’s fiscal years, which end on December 31. For purposes of this section, all references to “we,” “us,” “our,” “New GreenLight” or the “Company” refer to GreenLight Biosciences Holdings PBC and its consolidated subsidiaries.

Overview

GreenLight Biosciences Holdings, PBC is a pre-commercial stage synthetic biology company with a proprietary cell- free ribonucleic acid (RNA) production platform for the discovery, development, and commercialization of high- performing products to promote healthier plants, foods, and people. Our vision is to pave the way for a sustainable planet through widely available and affordable RNA products. We are developing RNA products for plant and life science applications to advance crop management, plant protection, animal health, vaccine development and pandemic preparation. We have a pipeline of product candidates across various stages of development.

Since our inception in 2008, we have devoted substantially all of our efforts and financial resources to conducting research and development activities for our programs, acquiring, in-licensing, and discovering product candidates, securing related intellectual property rights, raising capital, and organizing and staffing our company. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily with proceeds from the sale of preferred stock and to a lesser extent proceeds from the issuance of convertible notes and debt financing. From our founding through March 31, 2022, we have raised funds through proceeds from the sale of our preferred stock, from the Business Combination, from purchase of ENVI's Common Stock ("PIPE Prepayment"), and from the issuance of debt.

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $38.2 million and $21.3 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021 we had an accumulated deficit of $291.8 million and $253.6 million, respectively. We expect to continue to incur significant expenses and increasing operating losses. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•
conduct field and clinical trials for our product candidates;
•
continue to develop additional product candidates;
•
maintain, expand, and protect our intellectual property portfolio;
•
hire additional clinical, scientific manufacturing and commercial personnel;
•
expand external and/or establish internal commercial manufacturing sources and secure supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain regulatory approval;
•
acquire or in-license other product candidates and technologies;
•
seek regulatory approvals for any product candidates that successfully complete field trials or clinical trials;

•
establish a sales, marketing, and distribution infrastructure to commercialize any products for which we may obtain regulatory approval; and
•
add operational, financial and management information systems and personnel to support our product development, clinical execution and planned future commercialization efforts, as well as to support our operations as a public company.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. We expect to finance our operations through the sale of equity securities, debt financings or other capital sources, which may include collaborations with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements or arrangements as and when needed, we may have to significantly delay, scale back, or discontinue the development and commercialization of one or more of our product candidates and delay or discontinue the pursuit of potential in-license or acquisition opportunities.

Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations. The Company expects that its existing cash and cash equivalents of $83.2 million as of March 31, 2022 will not be sufficient to fund its operations for twelve months from the date we issued our condensed consolidated financial statements for the three months ended March 31, 2022. We are evaluating a range of opportunities to extend cash runway, including management of program spending, platform licensing collaborations and potential financing activities.

Response to COVID-19

In response to the ongoing global COVID-19 pandemic, we established a cross-functional task force and have implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our employees and our business. Our operations are considered an essential business and we have been allowed to continue operating under governmental restrictions during this period. We have taken measures to continue our research and development activities, while work in laboratories and facilities has been organized to reduce risk of COVID-19 transmission. The extent of the impact of the COVID-19 pandemic on our business, operations and product development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak and its impact on our field trial completion, clinical trial enrollment, trial sites, contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. While we are experiencing limited financial and operational impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, our business, financial condition, and results of operations ultimately could be materially adversely affected. We continue to closely monitor the COVID-19 pandemic as we evolve our business continuity plans, clinical development plans and response strategy.

Recent Developments

Business Combination and Public Company Costs

On August 9, 2021, GreenLight entered into the Business Combination Agreement with ENVI and Merger Sub. On February 2, 2022, GreenLight consummated the Business Combination, pursuant to which Merger Sub merged with and into GreenLight, with GreenLight surviving the Merger as a wholly owned subsidiary of ENVI. On February 2, 2022, in connection with the consummation of the Merger, ENVI changed its name to GreenLight Biosciences Holdings, PBC and became a public benefit corporation.

Immediately before the closing of the Business Combination, ENVI held approximately $207.0 million in a trust account for its public stockholders. In connection with the Business Combination, ENVI’s public stockholders redeemed shares of public common stock for $194.9 million, and the funds remaining after such redemptions became available to finance transaction expenses and the future operations of New GreenLight. In connection with the Business Combination, ENVI entered into agreements with new investors and existing GreenLight investors to subscribe for and purchase an aggregate of approximately 12.4 million shares of ENVI Class A Common Stock (the “PIPE Financing”). The PIPE

Financing was consummated on February 2, 2022 and resulted in gross proceeds of approximately $124.3 million (of which $35.3 million was advanced to GreenLight by the Prepaying PIPE Investors).

The Merger was accounted for as a reverse recapitalization, whereby for accounting and financial reporting purposes, GreenLight was the acquirer. A reverse recapitalization does not result in a new basis of accounting, and the financial statements of the combined entity will represent the continuation of the consolidated financial statements of GreenLight in many respects. The shares of ENVI remaining after redemptions of shares of ENVI public common stock and the unrestricted net cash and cash equivalents on the date the Business Combination was consummated were accounted for as a capital infusion to GreenLight.

The most significant change in GreenLight’s financial position and results of operations resulting from the consummation of the Business Combination (including the PIPE Financing) was an estimated cash inflow (as compared to GreenLight’s balance sheet at December 31, 2021) of approximately $136.4 million, prior to payment of the transaction costs. Total direct and incremental transaction costs of $26.7 million was treated as a reduction of the cash proceeds with capital raising costs being deducted from GreenLight’s additional paid-in capital. Cash on hand after giving effect to the Merger will be used for general corporate purposes, including advancement of our product development efforts.

As a consequence of the Business Combination, GreenLight effectively became the successor to a publicly traded and Nasdaq-listed company, which is requiring GreenLight to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. GreenLight expects to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit and legal fees.

Financial Overview

Components of Our Results of Operations

Revenue

Through March 31, 2022, we have not recognized any revenue from product sales, and we do not expect to generate any revenue from the sale of products in the next year. If our development efforts for our product candidates are successful and result in regulatory approval, or license agreements with third parties, we may generate revenue in the future from product sales or license agreements. However, there can be no assurance as to when we will generate such revenue, if at all.

All of our revenue through March 31, 2022 has been derived from private grants from the Bill & Melinda Gates Foundation. In March 2022, the Company entered into a License Agreement with Serum Institute of India Private Limited (“SIIPL”). The Company has not generated revenue to date from the License Agreement with SIIPL.

Grant Revenue

In July 2020, we entered into a grant agreement with the Bill & Melinda Gates Foundation to advance research in in vivo gene therapy for sickle cell disease and to explore new, low-cost capabilities for the in vivo functional cure of sickle cell and/or durable suppression of HIV in developing countries. We were approved to receive a grant of $3.3 million in the aggregate. As of March 31, 2022, we had received the entire grant amount, of which $0.7 million was recorded as deferred revenue as of that date. The grant agreement provides for payments to reimburse qualifying costs, including general and administrative costs, incurred to perform our obligations under the agreement. Revenue from this grant agreement is recognized as the qualifying costs related to the grant are incurred, and any amounts received in excess of revenue recognized are initially recorded as deferred revenue on our condensed consolidated balance sheets and later recognized as revenue when qualified costs are incurred. The revenue recognized through March 31, 2022 under the grant was related to qualifying research and development expenditures that we incurred. The research supported by this grant is expected be completed by the end of May 2022.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts and the development of our product candidates. We expense research and development costs as incurred. These expenses include:

Program expenses

•
external research and development expenses incurred under agreements with CMOs, CROs, universities and research laboratories that conduct our field trials, preclinical studies and development services;
•
costs related to manufacturing material for our field trials and preclinical studies;
•
laboratory supplies and research materials;
•
payments made in cash or equity securities under third-party licensing agreements and acquisition agreements;
•
costs to fulfill our obligations under the grant agreement with the Bill & Melinda Gates Foundation; and
•
costs related to compliance with regulatory requirements;

Personnel expenses

•
employee-related expenses, including salaries, bonuses, benefits, stock-based compensation, and other related costs for employees involved in research and development efforts;

Facilities and other expenses

•
costs of outside consultants engaged in research and development functions, including their fees and travel expenses; and
•
facilities, depreciation, and other allocated expenses, which include direct and allocated expenses for rent, utilities, and insurance.

Costs for certain activities are recognized based on an evaluation of the progress to completion of specific tasks using data such as information provided to us by our vendors and analyzing the progress of our field trials and preclinical studies or other services performed.

This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. Such amounts are recognized as an expense as the goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered, or the services rendered.

Our direct research and development expenses are not tracked on a program-by-program basis for our product candidates and consist primarily of external costs, such as fees paid to outside consultants, CROs, CMOs and research laboratories in connection with our pre-clinical development, field trials, process development, manufacturing, and clinical development activities. Our direct research and development expenses by program also include fees incurred under license, acquisition, and option agreements. We do not allocate costs associated with our discovery efforts, laboratory supplies, employee costs or facility expenses, including depreciation or other indirect costs, to specific programs because these costs are deployed across multiple programs and, as such, are not separately classified. We use internal resources primarily to conduct our research and discovery as well as for managing our pre-clinical development, field trials, process development, manufacturing, and clinical development activities. We expect that our research and development expenses will continue to increase as we continue our current discovery and research programs, initiate new research programs, continue development of our product candidates, and conduct future field and clinical trials for our product candidates.

General and Administrative Expenses

General and administrative expense consists primarily of employee-related costs, including salaries, bonuses, benefits, stock-based compensation, and other related costs. General and administrative expense also includes professional services, including legal, accounting and audit services, consulting fees and facility costs not otherwise included in research and development expenses, insurance, and other general administrative expenses.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates. We also anticipate that we will incur significantly increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company.

Other (Expense) Income, Net

Other (expense) income, net consists of interest income, interest expense and any change in the fair value of our warrant liabilities.

Interest Income

Interest income consists of income earned in connection with our investments in money market funds.

Interest Expense

Interest expense consists of interest on outstanding borrowings under our loan agreements with Trinity Capital, Silicon Valley Bank and Horizon Technology Finance, our convertible debt and tenant improvement loans payable with our lessors. Interest expense also includes amortization of debt discount and debt issuance costs.

Fair value of Warrant Liabilities

Change in fair value of warrant liabilities consists of the remeasurement gains or losses associated with changes in the fair value of the warrant liabilities. Until settlement, fluctuations in the fair value of our warrant liabilities are based on the remeasurement at each reporting period.

Provision for Income Taxes

Our income tax provision consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law. There is no provision for income taxes for the three months ended March 31, 2022 and 2021, as we have historically incurred net operating losses, and expect to continue to generate net operating losses. Based on this history of net operating losses, we also maintain a full valuation allowance against our deferred tax assets.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	THREE MONTHS ENDED MARCH 31,		INCREASE /
Dollars (in thousands)	2022	2021	(DECREASE)
Grant revenue	$257	$325	$(68)
Total revenue	257	325	(68)
Operating expenses:	-	-	-
Research and development	8,012	17,411	(9,399)
General and administrative	29,024	3,898	25,126
Total operating expenses	37,036	21,309	15,727
Loss from operations	(36,779)	(20,984)	(15,795)
Other expenses:
Interest income	4	11	(7)
Interest expense	(1,073)	(311)	(762)
Change in fair value of warrant liability	(359)	1	(360)
Total other expense, net	(1,428)	(299)	(1,129)
Net loss	$(38,207)	$(21,283)	$(16,924)

Grant Revenue

Grant revenue was $0.3 million for the March 31, 2022, compared to grant revenue of $0.3 million for the three months ended March 31, 2021. All of our grant revenue is derived from a grant made by the Bill & Melinda Gates Foundation in July 2020.

Research and Development Expenses

	THREE MONTHS ENDED MARCH 31,		INCREASE /
Dollars (in thousands)	2022	2021	(DECREASE)
Program expense	$7,988	$7,122	$866
Personnel costs	12,628	7,041	5,587
Other	6,665	3,248	3,417
Total research and development expenses	$27,281	$17,411	$9,870

Research and development expense was $27.3 million for the three months ended March 31, 2022, compared to $17.4 million for the three months ended March 31, 2021. The increase of $9.9 million resulted primarily from increased program and personnel expenses, as well as facilities costs such as rent and depreciation expenses.

Our headcount supporting research and development activities increased, which generated additional personnel-related costs of $5.6 million. Other research and development costs increased by approximately $3.4 million, primarily related to a $2.6 million increase in rental expense as we expanded our footprints and entered into multiple leases during 2021, and an increase of $0.9 million in depreciation expense due to an increase in capitalized spend in lab equipment and lab space leasehold improvement.

General and Administrative Expenses

General and administrative expense was $9.8 million for the three months ended March 31, 2022, compared to $3.9 million for the three months ended March 31, 2021. The increase of $5.9 million was primarily due to an increase of $2.7 million in personnel-related costs in general and administrative functions, which resulted from increased headcount supporting general and administrative activities; a $1.7 million increase in professional services fees to support the Business Combination Agreement; and an increase of $1.4 million related to facilities and other administrative expenses.

Interest Income

For the three months ended March 31, 2022, interest income decreased by an insignificant amount.

Interest Expense

Interest expense was $1.0 million for the three months ended March 31, 2022, compared to $0.3 million for the three months ended March 31, 2021. The increase of $0.7 million is primarily related to interest accrued on the various loan agreements we entered into during 2021.

Change in Fair Value of Warrant Liabilities

Expense attributable to the change in fair value of warrant liabilities was $0.3 million for the three months ended March 31, 2022, and zero for the three months ended March 31, 2021. The entire increase of $0.3 million in the fair value of our warrant liabilities was due to the increase in the estimated fair value of our common stock underlying the outstanding warrants.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have generated recurring net losses. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. Since our inception, we have funded our operations primarily through proceeds from the issuance of preferred stock and to a lesser extent through the issuance of convertible notes and debt financings. From our founding through March 31, 2022, we have raised an aggregate of approximately $330.2 million of net proceeds from the sale of our preferred stock, the Business Combination, and from purchase of ENVI's Common Stock ("PIPE Prepayment"), and from from founding through March 31, 2022 we have raised $67.0 million from the issuance of debt and convertible notes. As of March 31, 2022, we had cash and cash equivalents of $83.2 million.

Business Combination and PIPE Financing .

In February 2022, GreenLight consummated the Business Combination with ENVI, which generated gross proceeds to New GreenLight of approximately $136.4 million, including $124.3 million from the PIPE Financing and $12.1 million from the trust account (after redemptions). The gross proceeds do not reflect transaction costs of $26.7 million. For more information, see “—Recent Developments—Business Combination and Public Company Costs” above.

Horizon Loan Agreement

In December 2021, we entered into a loan and security agreement with Horizon Technology Finance Corporation and Powerscourt Investments XXV, LP (together, “Horizon”), which provided for a term loan facility in an aggregate principal amount of up to $25.0 million, $15.0 million of which was borrowed at the closing and the remainder of which may be borrowed following the achievement of certain milestones, but not after June 30, 2022. Under the agreement, in January 2022 the lenders were granted 10-year warrants to purchase shares of common stock of GreenLight. The warrants are exercisable in the aggregate for a number of shares equal to 3% of the total term loan facility (assuming we borrow the full facility amount of $25.0 million) divided by the exercise price of the warrants. Upon the closing of the Business Combination, the warrants became warrants to purchase shares of New GreenLight Common Stock based on the exchange ratio under the Business Combination Agreement.

Accrued interest is payable monthly. The principal of each term loan must be repaid in equal monthly installments beginning February 1, 2023 (or August 1, 2023 if we borrow any of the remaining $10.0 million), with a scheduled final maturity date of July 1, 2025. We may prepay the term loans in full, but not in part, without premium or penalty, other than a premium equal to (i) 3% of the principal amount of any prepayment made within 12 months after the applicable funding date, (ii) 2% of the principal amount of any prepayment made between 12 and 24 months after the applicable funding date and (iii) 1% of the principal amount of any prepayment made more than 24 months after the applicable funding date. On the earlier of the scheduled final maturity date and the prepayment in full of the term loans, we must pay a final payment fee equal to 3.0% of the original principal amount of the funded term loans.

The agreement contains customary affirmative and negative covenants (including an obligation to maintain certain amounts of cash in accounts subject to springing control in favor of the lenders) and customary events of default; it does not contain a financial covenant. We granted a second-priority, perfected security interest in substantially all of our present and future personal property and assets, excluding intellectual property, to secure our obligations to the lenders, which security interest is subordinated to the security interest granted to Silicon Valley Bank.

In April 2021, we entered into a joinder agreement with Horizon pursuant to which the Company became a party to the Horizon loan agreements as a co-borrower. Under the joinder agreement, the Company also granted Horizon a continuing security interest in its existing and after-acquired personal property and assets, excluding intellectual property.

Silicon Valley Bank Loan Agreement

In September 2021, we entered into a loan and security agreement with Silicon Valley Bank, or SVB, providing for a term loan facility in an aggregate principal amount of up to $15.0 million, $10.0 million of which we borrowed at the closing and the remainder of which we may borrow following the achievement of certain milestones, but not after March 31, 2022. We have not borrowed any additional amounts from SVB at the time of this filing. At the closing, we granted SVB a 10-year warrant to purchase up to 51,724 shares of GreenLight Common Stock (assuming we borrow the entire $15.0 million from SVB). Upon the closing of the Business Combination, the warrants became warrants to purchase shares of New GreenLight Common Stock based on the exchange ratio under the Business Combination Agreement.

Accrued interest is payable monthly. The principal of each term loan must be repaid in equal monthly installments beginning April 1, 2022 (or October 1, 2022, if the Company borrows any of the remaining $5.0 million), with a scheduled final maturity date of September 1, 2024. On the earlier of the scheduled final maturity date and the prepayment in full of the term loans, the Company must pay a final payment fee equal to 4.0% of the original principal amount of the term loans. The Company may prepay the term loans in increments of $5.0 million and without premium or penalty, other than a premium equal to (i) with respect to any prepayment made on or before September 22, 2022, 3% of the principal so prepaid, (ii) with respect to any prepayment made after September 22, 2022 and on or before September 22, 2023, 2% of the principal so prepaid and (iii) with respect to any prepayment made after September 22, 2023 and on or before September 1, 2024, 1% of the principal so prepaid.

The loan and security agreement with SVB contains customary affirmative and negative covenants (including an obligation to maintain cash in accounts at SVB sufficient to repay all loan obligations) and customary events of default; it does not contain a financial covenant. We granted a first-priority, perfected security interest in substantially all of our present and future personal property and assets, excluding intellectual property, to secure our obligations to SVB.

In April 2021, we entered into a joinder agreement and first amendment to loan and security agreement with SVB pursuant to which the Company became a party to the SVB loan agreements as a borrower. Under these agreements, the Company also granted SVB a continuing security interest in its existing and after-acquired personal property and assets, excluding intellectual property. These agreements also amended certain terms of the original SVB loan agreement to, among other things, add representations, affirmative and negative covenants, and events of default regarding the Company’s obligations as a public benefit corporation. Under the amended terms, it is an event of default for there to be any pending or threatened litigation by a shareholder alleging that we or our directors failed to satisfy any obligations under Delaware law regarding our status as a public benefit corporation, if the litigation is likely to result in a final monetary judgment against us in excess of $250,000. In addition, if any action, investigation, or proceeding is pending or known to be threatened in writing against us with respect to such a claim, the bank may not need to make further loans to us.

Trinity Capital Equipment Financing Agreement

In March 2021, we entered into a master equipment financing agreement with Trinity Capital (Trinity) authorizing equipment financing with an aggregate borrowing capacity of $11.3 million, with up to $5.0 million available immediately and the remaining principal balance available to be drawn before September 2021. We entered into this loan to finance our capital purchases associated primarily with our research and manufacturing programs. The monthly payment factors for each draw are determined by Trinity based on the Prime Rate reported in the Wall Street Journal on the first day of the month in which an equipment financing schedule for such draw is executed. As of December 31, 2021, the Company had drawn the entire $11.3 million, which is repayable in monthly installments starting April 2021.

Funding Future Operations; Going Concern

The Company expects that its existing cash and cash equivalents of $83.2 million as of March 31, 2022 will not be sufficient to fund its operations for twelve months from the date we issued our audited consolidated financial statements. As a result, there is substantial doubt about our ability to continue as a going concern for at least one year from the date of issuance of our financial statements, as discussed in Note 1 of the notes to our condensed consolidated financial statements for the three months ended March 31, 2022 and 2021, included elsewhere herein.

Based on our existing cash and cash equivalents, we are evaluating a range of opportunities to extend cash runway, including management of program spending, platform licensing collaborations and potential financing activities.

We expect to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through preclinical and clinical development and field trials, seek regulatory approval, and pursue commercialization of any approved product candidates. We expect that our research and development and general and administrative costs will increase in connection with our planned research and development activities. In addition, in light of the completion of the Business Combination, we expect to incur additional costs associated with operating as a public company. Because of the numerous risks and uncertainties associated with research, development, and commercialization of our product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future capital requirements will depend on many factors, including:

•
the design, initiation, timing, costs, progress, and results of our planned clinical trials;
•
the progress of preclinical development and possible clinical trials of our current and future earlier- stage programs;
•
the scope, progress, results and costs of our research programs and preclinical development of any additional product candidates that we may pursue;
•
the development requirements of other product candidates that we may pursue;
•
our headcount growth and associated costs as we expand our research and development and establish a commercial infrastructure;
•
the timing and amount of milestone and royalty payments that we are required to make or eligible to receive under our current or future collaboration and license agreements;

•
the outcome, timing and cost of meeting regulatory requirements established by the FDA, EPA and other regulatory authorities;
•
the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
•
the cost of expanding, maintaining, and enforcing our intellectual property portfolio, including filing, prosecuting, defending, and enforcing our patent claims and other intellectual property rights;
•
the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us or any of our product candidates;
•
the effect of competing technological and market developments;
•
the cost and timing of completion of commercial-scale manufacturing activities;
•
the extent to which we partner our programs, acquire or in-license other product candidates and technologies or enter into additional collaborations;
•
the revenue, if any, received from commercial sales of any future product candidates for which we receive marketing approval; and
•
the costs of operating as a public company.

Until we can generate product revenues to support our cost structure, if any, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation, dividend, redemption, and other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	THREE MONTHS ENDED MARCH 31,		INCREASE /
	2022	2021	(DECREASE)
Net cash (used in) operating activities	$(49,468)	$(21,358)	$(28,110)
Net cash (used in) investing activities	(250)	(4,688)	4,438
Net cash provided by financing activities	102,454	2,634	99,820
Net increase (decrease) in cash, cash equivalents and restricted cash	$52,736	$(23,412)	$76,148

Operating Activities

Cash flows from operating activities represent the cash receipts and disbursements related to all our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net loss for non-cash operating items such as depreciation, amortization, and stock-based compensation as well as changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations.

During the three months ended March 31, 2022, operating activities used $49.5 million of cash, primarily resulting from our net loss of $38.2 million, adjusted for non-cash items and the effect of changes in operating assets and liabilities. Non-cash adjustments primarily include stock-based compensation of $2.2 million and depreciation and amortization expense of $2.1 million. Net cash used by changes in our operating assets and liabilities for three months ended March 31, 2022 consisted primarily of a $9.5 million decrease in accounts payable and accrued expenses, a $6.5 million increase in prepaid expenses and other current assets, and an increase of $5.0 million in accounts receivable, partially offset by an increase in deferred revenue of $4.7 million. The increase in accounts payable and accrued expenses related to our increased level of operating activities and timing of vendor invoicing and payments. The increase in prepaid expenses and other assets was due to our increased level of research collaborations and manufacturing development activities related to our product candidates.

During the three months ended March 31, 2021, net cash used in operating activities was $21.4 million. Net cash used in operating activities consists of net loss of $21.3 million, adjusted for non-cash items and the effect of changes in operating assets and liabilities. Non-cash adjustments primarily include depreciation and amortization expense of $1.1 million and stock-based compensation of $0.3 million. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2021, primarily consisted of a $1.6 million increase in prepaid expenses. The increase in prepaid expenses was primarily due to our increased level of research collaborations and manufacturing development activities related to our product candidates.

Investing Activities

During the three months ended March 31, 2022, investing activities used $0.3 million of cash, consisting of purchases of property and equipment, of which a substantial majority related to laboratory and facilities improvements in Research Triangle Park, North Carolina and purchases of laboratory equipment and facilities improvements for our manufacturing facility in Rochester, New York.

During the three months ended March 31, 2021, investing activities used $4.7 million of cash consisting of purchases of property and equipment, of which a substantial majority related to purchases of laboratory equipment and facilities improvements for our manufacturing facility in Rochester, New York, construction of cleanrooms and preclinical manufacturing capacity in our facility in Burlington, Massachusetts, and laboratory construction in our facility in Woburn, Massachusetts.

Financing Activities

During the three months ended March 31, 2022, financing activities provided $102.5 million of cash, consisting primarily of $80.5 million of net proceeds from the Business Combination, net of transaction costs, a $21.8 million in proceeds from issuance of convertible debt from PIPE Investors, and $1.2 million of proceeds from the exercise of public warrants, which were partially offset by $0.8 million of repayments on our secured debt and term loan payable.

During the three months ended March 31, 2021, financing activities provided $2.6 million of cash, consisting primarily of $2.8 million of proceeds from equipment financing.

Contractual Obligations and Commitments

Operating Lease Obligations

We have non-cancelable operating lease obligations, consisting primarily of lease payment obligations for our facilities, including our headquarters in Medford, Massachusetts; clean rooms in Burlington, Massachusetts; office, laboratory and greenhouse space in Research Triangle Park, North Carolina; laboratory and office space in Woburn, Massachusetts; office and laboratory space in Lexington, Massachusetts, and our manufacturing facilities in Rochester, New York. The leases for these facilities expire on various dates through 2026, unless extended.

In March 2022, the Company entered into a lease for new laboratory space in Lexington, Massachusetts, with an anticipated commencement date of May 2022. The lease term expires in July 2033. The base rent for this lease is $3.9 million per year, subject to a 3% increase each year.

See Note 16, Commitments and Contingencies — Operating Leases, of the notes to our condensed consolidated financial statements for the three months ended March 31, 2022 and 2021, for further information on our future operating lease obligations.

Purchase Obligations

In the normal course of business, we enter into contracts with third parties for field trials, preclinical studies and research and development supplies. These contracts generally do not contain minimum purchase commitments and provide for termination on notice, and therefore are cancellable contracts.

License Agreement Obligations

In December 2020, we entered into an assignment and license agreement with Bayer CropScience LLP (“Bayer”) under which we may be obligated to make milestone and royalty payments. These payment obligations are contingent upon future events, such as achieving certain development, regulatory, and commercial milestones or generating product sales. The timing of these events is uncertain; accordingly, we cannot predict the period during which these payments may become due. We have agreed to pay up to $2.0 million in milestone payments under this assignment and license agreement when certain development milestones are met. The Company assessed the milestones at three months ended March 31, 2022 and concluded no such milestone payments were deemed probable nor due.

In August 2020, we entered into a license agreement with Acuitas Therapeutics, Inc. (“Acuitas”) under which we are obligated to make potential milestone payments, royalty payments, or both. These payment obligations are contingent upon future events, such as achieving certain clinical and regulatory milestones and generating product sales. Such payments are dependent upon the development of products using the intellectual property licensed under the agreements and are contingent upon the occurrence of future events. The potential clinical and regulatory milestone payments that Acuitas is entitled to receive is in the low double-digit millions for the first option exercised. With respect to the sale of each licensed products, the Company is also obligated to pay Acuitas royalties in the low single digit percentages on net sales of the licensed products by the Company and its affiliates and sublicensees in a given country until the last to occur, in such country, of (i) the expiration or abandonment of all licensed patent rights covering the licensed product, (ii) expiration of any regulatory exclusivity for the licensed product, or (iii) ten years from the first commercial sale of the licensed product. As of three months ended March 31, 2022, none of these events were deemed probable and hence no expenses were recorded.

Debt Obligations

See Note 10, Debt, of the notes to our condensed consolidated financial statements included elsewhere in this filing for further information on our future debt repayment obligations.

Manufacturing Commitments and Obligations

In November 2021, we entered into the Samsung Agreements, pursuant to which we engaged Samsung as a contract development and manufacturing organization for our mRNA COVID-19 vaccine. Pursuant to the Samsung Agreements, we must, among other things, (a) pay Samsung service fees for its pharmaceutical development and manufacturing services, (b) purchase certain minimum quantities of drug products, and (c) pay Samsung, on a minimum take-or-pay basis for each year under the agreement, for our minimum purchase commitments, as determined under the terms of the Samsung Agreements. Based on our minimum purchase commitments, we expect to pay Samsung a minimum of approximately $11.5 million in service fees under the Samsung Agreements, excluding the cost of raw materials. Based on our current schedule, we expect to incur the substantial majority of these expenses in 2022 and a portion in the first quarter of 2023.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed consolidated financial statements require us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions. On a recurring basis, we evaluate our judgments and estimates in light of changes in circumstances, facts, and experience. The effects of material revisions in an estimate, if any, will be reflected in the condensed consolidated financial statements prospectively from the date of the change in the estimate.

We believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

Contract Revenue

In March 2022, the Company entered into a License Agreement (the “Agreement”) with Serum Institute of India Private Limited (“SIIPL”), pursuant to which the Company granted SIIPL an exclusive, sub-licensable, royalty-bearing license to use the Company’s proprietary technology platform to develop, manufacture and commercialize up to three mRNA products in all territories other than the United States, the 27 member states of the European Union, the United Kingdom, Australia, Japan, New Zealand, Canada, South Korea, China, Hong Kong, Macau, and Taiwan (the “SIIPL Territory”). The first licensed product target will be a shingles product target, and SIIPL has an option to select the additional two licensed product targets through the end of 2024. Under the terms of the Agreement with SIIPL, the Company will provide research search services related to the shingles product target to develop a “proof of concept” and will provide manufacturing technology transfer services. In addition, GreenLight retains the option purchase research plan and clinical trial data, developed by SIIPL, for 50% of the cost of the research plan and clinical trials for use in the Company’s own development.

SIIPL is responsible for the development, formulation, filling and finishing, registration and commercialization of the products in the SIIPL Territory, subject to oversight from a joint steering committee composed of representatives of the Company and SIIPL. SIIPL will use commercially reasonable efforts to develop and obtain regulatory approval for the products in the countries in the SIIPL Territory. The License Agreement includes terms customary in the industry for provisions related to sublicensing, intellectual property, and termination, and customary representations and warranties of GreenLight and SIIPL, along with certain customary covenants, including confidentiality, limitation of liability and indemnity provisions.

Pursuant to the License Agreement, SIIPL will pay the Company an upfront license fee of $5.0 million, as well as payments upon additional target selection and reservation of exclusivity. The Company may receive up to a total of an additional $22.0 million in development, regulatory and commercial (net sales) based milestone payments across all three product targets, as well as manufacturing technology transfer payments up to $10.0 million. SIIPL shall pay royalty payments in the mid-double digits, based on the net sales of products resulting from the licensed technology for the term of the License Agreement. The License Agreement shall terminate on a product-by product and country-by-country basis on the later of the expiration of the patent rights owned by the Company or the tenth anniversary of the first commercial sale of the applicable product(s) in the applicable country. The Company had not received payment of the $5.0 million upfront license fee as of March 31, 2022, thus has recorded a receivable for the amount billed to SIIPL.

The Company has determined that the Agreement falls within the scope of ASC 606, as it includes a customer-vendor relation as defined by ASC 606 and meets the criteria of a contract. The Company has determined that the license of IP granted is not distinct from the research services and thus should be combined. The Agreement contains a single performance obligation for the combined License of IP/research services and the manufacturing technology transfer services. Revenue from the contract will be recognized over time, using an input-method. The Company has determined that variable consideration from the development and regulatory payments in the Agreement should be fully constrained as of March 31, 2022, and commercial milestones and royalties will be recognized in the period the underlying sales occur. Through March 31, 2022, no revenue had been recorded from the Agreement and the entire amount of upfront consideration is recorded as deferred revenue. Based on current estimated timelines, the Company expects to recognize the deferred revenue over approximately 18 months, and the portion expected to be recognized over the next 12 months is classified as current in the condensed consolidated balance sheet as of March 31, 2022.

Grant Revenue

In July 2020, we entered into a grant agreement with the Bill & Melinda Gates Foundation to advance research in in vivo gene therapy for sickle cell disease and to explore new, low-cost capabilities for the in vivo functional cure of sickle cell and/or durable suppression of HIV in developing countries. The grant agreement provides for payments to reimburse qualifying costs, including, general and administrative costs. As we are performing services under the agreement that are consistent with the Company’s ongoing central activities and we have determined that we are the principal in the agreement, we recognize grant revenue as we perform services under this agreement when the funding is committed, which occurs as underlying costs are incurred. Revenues and related expenses are presented gross in the condensed consolidated statement of operations as we have determined that we are the primary obligor under the agreement relative to the research and development services we perform as the lead technical expert.

Stock-Based Compensation

We measure stock-based awards granted to employees, non-employees and directors based on their fair value on the date of the grant using the Black-Scholes option-pricing model for options and the fair value of our common stock for restricted common stock awards. Compensation expense for those awards is recognized over the requisite service period, which is generally the vesting period of the respective award for employees and directors and the period during which services are performed for non-employees. We use the straight-line method to record the expense of awards with service-based vesting conditions. We recognize stock-based compensation for performance awards based on grant date fair value over the service period to the extent achievement of the performance condition is probable.

The fair value of our stock option awards is estimated using a Black-Scholes option-pricing model that uses the following inputs: (1) fair value of our common stock, (2) assumptions we make for the expected volatility of our common stock, (3) the expected term of our stock option awards, (4) the risk-free interest rate for a period that approximates the expected term of our stock option awards, and (5) our expected dividend yield, if any.

Determination of the Fair Value of Common Stock

Determination of the Fair Value of Common Stock As there has not been a public market for our common stock, the estimated fair value of our common stock was determined by our board of directors as of the date of grant of each option or restricted stock award, considering our most recently available third-party valuations of common stock and our board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Our common stock valuations were prepared using either an option pricing method (“OPM”) or a hybrid method, both of which used market approaches to estimate our enterprise value. The OPM treats common stock and preferred stock as call options on the total equity value of a company, with exercise prices based on the value thresholds at which the allocation among the various holders of a company’s securities changes. Under this method, the common stock has value only if the funds available for distribution to stockholders exceed the value of the preferred stock liquidation preferences at the time of the liquidity event, such as a strategic sale or a merger. A discount for lack of marketability of the common stock is then applied to arrive at an indication of value for the common stock. The hybrid method is a probability-weighted expected return method (“PWERM”) where the equity value in one or more scenarios is calculated using an OPM. The PWERM is a scenario-based methodology that estimates the fair value of common stock based upon an analysis of future values for the company, assuming various outcomes. The common stock value is based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes available as well as the rights of each class of stock. The future value of the common stock under each outcome is discounted back to the valuation date at an appropriate risk-adjusted discount rate and probability weighted to arrive at an indication of value for the common stock. A discount for lack of marketability of the common stock is then applied to arrive at an indication of value for the common stock.

These independent third-party valuations were performed at various dates, which resulted in estimated valuations of our common stock by our board of directors of $0.46 per share as of December 31, 2019, $0.65 per share as of August 1, 2020, $0.82 per share as of December 31, 2020, $1.74 per share as of May 1, 2021, $5.26 per share as of September 30, 2021, and $5.89 per share as of December 31, 2021. In addition to considering the results of these third-party valuations, our board of directors considered various objective and subjective factors to determine the fair value of our common stock as of each grant date, including:

•
the prices at which we sold shares of preferred stock and the superior rights and preferences of the preferred stock relative to our common stock at the time of each grant;
•
the progress of our research and development programs, including the status and results of our product candidates;
•
our stage of development and commercialization and our business strategy;
•
external market conditions affecting the biotechnology industry and trends within the biotechnology industry;
•
our financial position, including cash on hand, and our historical and forecasted performance and operating results;
•
the lack of an active public market for our common stock and our preferred stock;
•
the likelihood of achieving a liquidity event given prevailing market conditions; and
•
the analysis of IPOs and the market performance of similar companies in the biotechnology industry.

The assumptions underlying these valuations represented management’s best estimate, which involved inherent uncertainties and the application of management’s judgment. As a result, if we had used different assumptions or estimates, the fair value of our common stock and our stock-based compensation expense could have been materially different. Following the consummation of the Business Combination, the fair value of New GreenLight Common Stock will be determined based on the quoted market price on the Nasdaq Global Market.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recently Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is provided in Note 2 to our condensed consolidated financial statements appearing elsewhere herein.

Emerging Growth Company and Smaller Reporting Company Status

New GreenLight is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding stockholder advisory votes on executive compensation and any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective, have not filed and not withdrawn a Securities Act registration statement that has not become effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. New GreenLight has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, New GreenLight, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of New GreenLight’s financial statements with certain other public companies difficult or impossible because of the potential differences in accounting standards used.

New GreenLight will remain an emerging growth company until the earlier of: (i) the last day of the fiscal year (a) following the fifth anniversary of the closing of ENVI’s initial public offering, (b) in which New GreenLight has total annual gross revenue of at least $1.1 billion, or (c) in which New GreenLight is deemed to be a large accelerated filer, which means the market value of its common equity that is held by non-affiliates exceeds $700 million as of the last business day of its most recently completed second fiscal quarter; and (ii) the date on which New GreenLight has issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” have the meaning associated with it in the JOBS Act.

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as the market value of our voting and non-voting Common Stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our voting and non-voting Common Stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to certain market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.

Interest Rate Risk

As of March 31, 2022 and December 31, 2021, we had cash and cash equivalents which consisted of cash and money market funds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

We have exposure to interest rate risk from our variable rate debt. We do not hedge our exposure to changes in interest rates. As of March 31, 2022, we had $25.0 million in variable rate debt outstanding. A 10% change in interest rates would have an immaterial impact on annualized interest expense.

Foreign Currency Exchange Risk

Our reporting and functional currency is the U.S. dollar. We currently do not have significant exposure to foreign currencies as we hold no foreign exchange contracts, option contracts, or other foreign hedging arrangements. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Effects of Inflation

We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. Our operations may be subject to inflation in the future.

Item 4. Controls and Procedures.

Background and Remediation of Material Weakness

In connection with the preparation and audit of our consolidated financial statements as of and for the years ended December 31, 2021 and 2020, material weaknesses were identified in our internal control over financial reporting. Please see the sections of the Annual Report titled “Risk Factors— Risks Related to our Business and Industry—Our accounting predecessor, GreenLight, has identified material weaknesses in its internal controls of financial reporting. If we are unable to remediate the material weaknesses, or if we identify additional material weaknesses or otherwise fail to maintain effective internal control over financial reporting, this may result in material misstatements or restatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations” and “—During 2021, ENVI identified two material weaknesses in its internal control over financial reporting which may result in material misstatements or restatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations” for more information.

We are focused on designing and implementing effective internal controls measures to improve our evaluation of disclosure controls and procedures, including internal control over financial reporting, and remediate the material weaknesses. In order to remediate these material weaknesses, we have taken and plan to take the following actions:

●	the hiring and continued hiring of additional accounting, finance, and legal resources with public company experience; and

●

implementation of an ERP system and establishment of review controls and processes requiring timely account reconciliation and analyses of certain transactions and accounts and integrate appropriate segregation of duties

These actions and planned actions are subject to ongoing evaluation by management and will require testing and validation of design and operating effectiveness of internal controls over financial reporting over future periods. We are committed to the continuous improvement of our internal control over financial reporting and will continue to review the internal controls over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2022 to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act is recorded, processed, summarized and reported as and when required.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Other than the material weakness referenced above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We currently are not a party to any material litigation or other material legal proceedings. From time to time, we may be subject to legal proceedings and claims in the ordinary course of business.

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. Before you decide to invest in any of our securities, you should consider carefully the risks described in the section of our Annual Report entitled “Item 1A. Risk Factors,” as well as the risks described below. If any of these risks actually occur, our business, results of operations and financial condition would likely be materially and adversely affected. In these circumstances, the market price of our securities could decline, and you may lose part or all of your investment. This Report also contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, the risks referred to in this paragraph.

Investors should not rely on outdated financial projections.

In connection with the Business Combination, we disclosed certain projections of GreenLight’s potential financial performance in future years. As previously disclosed, these projections were prepared solely for GreenLight’s internal use, capital budgeting and other management purposes, were finalized as of June 30, 2021 and were not updated to reflect events after that date. Also, as previously disclosed, the projections were not prepared with a view toward public disclosure or with a view toward complying with U.S. GAAP, the published guidelines of the SEC or the guidelines established by the American Institute of Certified Public Accountants for preparation and presentation of prospective financial information. Readers were cautioned not to rely on the prospective financial information because actual results are likely to differ materially from the prospective financial information. In light of the substantial passage of time since June 30, 2021, the projections have become outdated and do not represent the current views of management. We reiterate our prior caution not to rely on the previously published and now outdated financial projections. We have not undertaken any obligation to publish any financial projections.

As a public benefit corporation, we face burdens that traditional corporations may not encounter.

Public benefit corporations are a relatively new type of legal entity compared to more common corporate forms and may be unfamiliar to some of the parties with whom we interact, causing additional delays, demands or costs because of that unfamiliarity. While under the Delaware General Corporation Law public benefit corporations share many of the same legal characteristics as traditional corporations, they also have unique aspects, such as a purpose to benefit the public, as well as fiduciary obligations to address that public benefit in a manner that balances it with both the pecuniary interests of stockholders and the best interests of those materially affected by the corporation’s conduct, including creditors, employees, and others. Because of the relative novelty of the legal regime governing public benefit corporations, companies and others that do business with us may seek to impose obligations on us that they would not seek from traditional corporations. For example, one of our lenders, Silicon Valley Bank, required, among other things, that (a) we agree that it is an event of default under our loan agreement for there to be any pending or threatened litigation by a shareholder alleging that we or our directors failed to satisfy any obligations under Delaware law regarding our status as a public benefit corporation if the litigation is likely to result in a final monetary judgment against us in excess of $250,000, (b) we agree that, if any action, investigation or proceeding is pending or known to be threatened in writing against us with respect to such a claim, the bank may not need to make further loans to us under the loan agreement, and (c) if an event of default has occurred or is reasonably likely to occur, our board must in some cases, at the bank’s request, consider whether it is advisable for us to convert to a traditional Delaware corporation. Accordingly, we may face stricter contractual obligations and tighter controls on our operations than traditional corporations, which may increase our costs or otherwise have a material adverse effect on our business and operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The information required by this item has been previously reported.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GreenLight Biosciences Holdings, PBC

Date: May 16, 2022	By:	/s/ Andrey J. Zarur
Andrey J. Zarur
President and Chief Executive Officer

Date: May 16, 2022	By:	/s/ Susan Keefe
Susan Keefe
Chief Financial Officer