Form 10-Q/A
period 2022-03-31
GreenLight Biosciences Holdings, PBC
filed 2022-06-01
CIK 1822691

c

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 24, 2022, the registrant had 123,199,202 shares of common stock, $0.0001 par value per share, outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment”) is being filed to correct our original Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 (the “Initial Form 10-Q”) filed with the Securities and Exchange Commission (the “SEC”) on May 16, 2022. This Amendment amends Items 1 and 2 of the Initial Form 10-Q and no other items in the Initial Form 10-Q are amended hereby. The Amendment includes the Company’s restated condensed consolidated statement of operations for the three months ended March 31, 2022 and 2021 to correct an error related to the classification of operating expenses associated with general and administrative expense and research and development expense for the three months ended March 31, 2022, and to correct an error related to Net Loss per Share for the three months ended March 31, 2021. The condensed consolidated statement of operations for the three months ended March 31, 2022 and 2021, Notes 1 and 14 of the condensed consolidated financial statements, and the Results of Operations portion of Item 2 have been amended as a result of the correction of the foregoing errors. This restatement does not have any material impact on the Company's statement of financial positions, net loss, cash flows, liquidity, and capital resources.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officers are filed as exhibits to this filing.

These errors were identified by the Company subsequent to the filing of the Initial Form 10-Q on May 16, 2022 and not in a timely manner by the Company's financial review process. Management has reassessed its evaluation of the effectiveness of its internal control over financial reporting as of March 31, 2022 and has concluded that there were and continues to be material weaknesses in the Company’s disclosure controls and procedures including internal controls over financial reporting. For the Company’s plan to remediate the material weaknesses, see Part I – Item 4. Controls and Procedures of this Amendment No. 1.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Initial Form 10-Q. The Amendment continues to speak as of the date of the Initial Form 10-Q. Furthermore, the Amendment does not reflect events occurring after the filing of the Initial Form 10-Q.

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

GREENLIGHT BIOSCIENCES HOLDINGS, PBC

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except share and per share data)

	THREE MONTHS ENDED MARCH 31,
	2022	2021
REVENUE:
Grant revenue	$257	$325
Total revenue	257	325
OPERATING EXPENSES:
Research and development	27,281	17,411
General and administrative	9,755	3,898
Total operating expenses	37,036	21,309
LOSS FROM OPERATIONS	(36,779)	(20,984)
OTHER (EXPENSE) INCOME
Interest income	4	11
Interest expense	(1,073)	(311)
Change in fair value of warrant liabilities	(359)	1
Total other (expense), net	(1,428)	(299)
Net loss attributable to common stockholders	$(38,207)	$(21,283)
Net loss per share available to common stockholders—basic and diluted	$(0.34)	$(0.22)
Weighted-average common stock outstanding—basic and diluted	113,558,404	96,300,247

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

Restatement

These condensed consolidated financial statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021, including certain notes thereto have been restated. The restatement relates to the classification of the Company’s operating expenses between research and development and general and administrative expenses as disclosed on the March 31, 2022 condensed consolidated statement of operations, and as disclosed in the results of operations summary within Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. The effect of the change to the classification is as follows:

	Three Months Ended March 31, 2022
(in thousands)	As reported	Adjustment	As restated
OPERATING EXPENSES:
Research and development	$8,012	$19,269	$27,281
General and administrative	29,024	(19,269)	9,755
Total operating expenses	$37,036	$-	$37,036

Further, the Company has restated the calculation of net loss per share as calculated in Note 14, where the adjustment to the net loss available to common stockholders for preferred stock dividends accrued for the three months ended March 31, 2021 is no longer applicable as a result of the retrospective restatement accounting for Business Combination as disclosed in Notes 1 and 3. The adjustment related to accruals of dividends of preferred stock has been removed, and the net loss per share for the three months ended March 31, 2021 has been restated as a result. The effect of the change to calculation and presentation of net loss per share for the three months ended March 31, 2021, on the condensed consolidated statement of operations, as well as the disclosures in Note 14, is as follows:

(In thousands, except shares and per share data)	THREE MONTHS ENDED MARCH 31, 2021
	As reported	Adjustment	As restated
Net loss	$(21,283)	$—	$(21,283)
Numerator:
Less: Accruals of dividends of preferred stock	(4,296)	4,296	-
Net loss available to common stockholders	$(25,579)	$4,296	$(21,283)
Denominator:
Weighted-average common stock outstanding	96,300,247	-	96,300,247
Net loss per share, basic and diluted	$(0.27)	$0.05	$(0.22)

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

14. NET LOSS PER SHARE

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

(In thousands, except shares and per share data)	THREE MONTHS ENDED MARCH 31,
	2022	2021
Numerator:
Net loss available to common stockholders	$(38,207)	$(21,283)
Denominator:
Weighted-average common stock outstanding	113,558,404	96,300,247
Net loss per share, basic and diluted	$(0.34)	$(0.22)

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	THREE MONTHS ENDED MARCH 31,		INCREASE /
Dollars (in thousands)	2022	2021	(DECREASE)
Grant revenue	$257	$325	$(68)
Total revenue	257	325	(68)
Operating expenses:
Research and development	27,281	17,411	9,870
General and administrative	9,755	3,898	5,857
Total operating expenses	37,036	21,309	15,727
Loss from operations	(36,779)	(20,984)	(15,795)
Other expenses:
Interest income	4	11	(7)
Interest expense	(1,073)	(311)	(762)
Change in fair value of warrant liability	(359)	1	(360)
Total other expense, net	(1,428)	(299)	(1,129)
Net loss	$(38,207)	$(21,283)	$(16,924)

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

●

implementation of an ERP system and establishment of review controls and processes requiring timely account reconciliation and analyses of certain transactions and accounts and integrate appropriate segregation of duties.

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

GreenLight Biosciences Holdings, PBC

Date: June 1, 2022	By:	/s/ Andrey J. Zarur
Andrey J. Zarur
President and Chief Executive Officer

Date: June 1, 2022	By:	/s/ Susan Keefe
Susan Keefe
Chief Financial Officer