Form 10-Q
period 2022-06-30
GreenLight Biosciences Holdings, PBC
filed 2022-08-15
CIK 1822691

c

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 4, 2022, the registrant had 123,690,166 shares of common stock, $0.0001 par value per share, outstanding.

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
•
the risk that we will be unable to obtain regulatory approval for the Company’s product candidates or Emergency Use Authorization even if vaccine candidates are approved by regulators;
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
•
other factors detailed in the “Risk Factors” sections of this Report, the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and the Company's 10-Q for the three months ended March 31, 2022.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GREENLIGHT BIOSCIENCES HOLDINGS, PBC

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share and per share data)

	JUNE 30, 2022	DECEMBER 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$44,132	$31,446
Accounts receivable	10,000	—
Prepaid expenses	9,870	2,331
Total Current Assets	64,002	33,777
Restricted cash	1,321	362
Property and equipment, net	32,085	23,399
Deferred offering costs	—	4,099
Other assets	1,402	1,420
TOTAL ASSETS	$98,810	$63,058
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$4,155	$7,551
Accrued expenses	30,427	14,624
Convertible debt	—	31,691
Long-term debt, current portion	11,402	7,234
Deferred revenue, current portion	8,939	963
Other current liabilities	294	278
Total Current Liabilities	55,217	62,341
Warrant liabilities	470	2,105
Long-term debt, net of current portion	20,156	27,152
Other liabilities	9,242	1,435
TOTAL LIABILITIES	85,085	93,033
COMMITMENTS AND CONTINGENCIES (Note 16)
LEGACY REDEEMABLE CONVERTIBLE PREFERRED STOCK (Note 12)	—	—
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.0001 par value; 500,000,000 shares authorized, 123,663,315 and 96,575,107 shares issued and outstanding at June 30, 2022, and December 31, 2021, respectively	13	10
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized, no shares issues and outstanding at June 30, 2022, and December 31, 2021, respectively	—	—
Additional paid-in capital	357,428	223,584
Accumulated deficit	(343,716)	(253,569)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	13,725	(29,975)
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$98,810	$63,058

See notes to condensed consolidated financial statements.

GREENLIGHT BIOSCIENCES HOLDINGS, PBC

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except share and per share data)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021
REVENUE:
License and collaboration revenue	$1,748	$—	$1,748	$—
Grant revenue	20	493	277	818
Total revenue	1,768	493	2,025	818
OPERATING EXPENSES:
Research and development	44,151	22,009	71,432	39,420
General and administrative	9,577	4,933	19,332	8,831
Total operating expenses	53,728	26,942	90,764	48,251
LOSS FROM OPERATIONS	(51,960)	(26,449)	(88,739)	(47,433)
OTHER INCOME (EXPENSE)
Interest income	57	5	61	16
Interest and other expense	(1,338)	(529)	(2,411)	(840)
Change in fair value of warrant liabilities	1,315	(201)	956	(200)
Total other income (expense), net	34	(725)	(1,394)	(1,024)
Net loss attributable to common stockholders	$(51,926)	$(27,174)	$(90,133)	$(48,457)
Net loss per share available to common stockholders—basic and diluted	$(0.42)	$(0.28)	$(0.76)	$(0.50)
Weighted-average common stock outstanding—basic and diluted	123,249,757	96,327,956	118,430,851	96,314,179

See notes to condensed consolidated financial statements.

GREENLIGHT BIOSCIENCES HOLDINGS, PBC

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (unaudited)

(In thousands, except share and per share data)

	$0.001 PAR VALUE LEGACY REDEEMABLE CONVERTIBLE PREFERRED STOCK		COMMON STOCK $0.0001 PAR VALUE		ADDITIONAL PAID-IN	ACCUMULATED	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY (DEFICIT)
Balance at January 1, 2022	134,972,944	$218,790	3,663,894	$4	$4,800	$(253,569)	$(248,765)
Retroactive application of business combination	(134,972,944)	(218,790)	92,911,213	6	218,784	-	218,790
Adjusted balance, beginning of period	-	-	96,575,107	10	223,584	(253,569)	(29,975)
Cashless exercise of Legacy GreenLight preferred stock warrants	-	-	490,031	-	460	-	460
Cashless exercise of Legacy GreenLight common stock warrants	-	-	170,981	-	1,183	-	1,183
Reclassification of Legacy GreenLight common stock warrants to equity	-	-	-	-	352	-	352
Conversion of convertible notes	-	-	6,719,116	1	18,290	-	18,291
Conversion of convertible notes - PIPE Investors	-	-	3,525,000	-	35,250	-	35,250
Business Combination transaction, net of transaction costs of $26.7 million	-	-	15,285,374	2	72,987	-	72,989
Vesting of restricted stock awards	-	-	1,567	-	-	-	-
Exercise of common stock options	-	-	79,055	-	22	-	22
Stock-based compensation expense	-	-	-	-	2,187	-	2,187
Exercise of public warrants	-	-	105,120	-	1,209	-	1,209
Other	-	-	29,154	-	79	(14)	65
Net loss	-	-	-	-	-	(38,207)	(38,207)
Balance at March 31, 2022	-	-	122,980,505	13	355,603	(291,790)	63,826
Reclassification of common stock warrants to equity	-	-	-	-	35	-	35
Vesting of restricted stock awards	-	-	1,331	-	-	-	-
Exercise of common stock options	-	-	681,479	-	314	-	314
Stock-based compensation expense	-	-	-	-	1,634	-	1,634
Other	-	-	-	-	(158)	-	(158)
Net loss	-	-	-	-	-	(51,926)	(51,926)
Balance at June 30, 2022	-	$-	123,663,315	$13	$357,428	$(343,716)	$13,725

See notes to condensed consolidated financial statements.

GREENLIGHT BIOSCIENCES HOLDINGS, PBC

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (unaudited)

(In thousands, except share and per share data)

	$0.001 PAR VALUE LEGACY REDEEMABLE CONVERTIBLE PREFERRED STOCK		COMMON STOCK $0.0001 PAR VALUE		ADDITIONAL PAID-IN	ACCUMULATED	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY (DEFICIT)
Balance at January 1, 2021	134,952,637	$218,787	3,252,636	$3	$2,434	$(141,259)	$(138,822)
Retroactive application of business combination	(134,952,637)	(218,787)	93,031,647	7	218,780	-	218,787
Adjusted balance, January 1, 2021	-	-	96,284,283	10	221,214	(141,259)	79,965
Vesting of restricted stock awards	-	-	7,271	-	-	-	-
Stock-based compensation expense	-	-	-	-	348	-	348
Exercise of common stock options	-	-	24,582	-	6	-	6
Net loss	-	-	-	-	-	(21,283)	(21,283)
Balance at March 31, 2021	-	-	96,316,136	10	221,568	(162,542)	59,036
Vesting of restricted stock awards	-	-	6,171	-	-	-	-
Exercise of common stock options	-	-	53,398	-	24	-	24
Stock-based compensation expense	-	-	-	-	407	-	407
Net loss	-	-	-	-	-	(27,174)	(27,174)
Balance at June 30, 2021	-	$-	96,375,705	$10	$221,999	$(189,716)	$32,293

See notes to condensed consolidated financial statements.

GREENLIGHT BIOSCIENCES HOLDINGS, PBC

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

	SIX MONTHS ENDED JUNE 30,
	2022	2021
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(90,133)	$(48,457)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	4,120	2,302
Gain (loss) on disposal of property and equipment	28	(5)
Stock-based compensation expense	3,821	755
Non-cash interest expense	—	422
Change in fair value of warrant liabilities	(956)	200
Amortization of deferred finance costs	423	—
Changes in operating assets and liabilities
Accounts receivable	(10,000)	—
Prepaid expenses and other assets	(7,521)	(1,909)
Accounts payable	(2,979)	3,967
Accrued expenses and other liabilities	21,680	1,289
Deferred rent	1,376	(46)
Deferred revenue	7,976	(818)
Net cash used in operating activities	(72,165)	(42,300)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	37	—
Purchases of property and equipment	(12,870)	(6,786)
Net cash used in investing activities	(12,833)	(6,786)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from business combination, net of transaction costs	78,543	—
Proceeds from issuance of convertible debt - PIPE Investors	21,750	—
Proceeds from stock option exercises	336	30
Proceeds from secured debt, net of issuance costs and security deposits	—	7,084
Principal payments on debt	(2,732)	(265)
Exercise of public warrants	1,209	—
Repayments of tenant improvement allowance	(136)	(79)
Principal payments on capital lease obligations	(327)	(325)
Net cash provided by financing activities	98,643	6,445
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	13,645	(42,641)
Cash, cash equivalents and restricted cash, beginning of period	31,808	95,148
Cash, cash equivalents and restricted cash, end of period	$45,453	$52,507
SUPPLEMENTAL DISCLOSURE OF CASH-FLOW INFORMATION
Cash paid for interest	$1,303	$203
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment included in accrued expenses and accounts payable	$1,218	$2,930
Conversion of convertible debt to equity	$53,541	$—
Legacy GreenLight cashless warrant exercises	$1,643	$—
Warrant liabilities assumed in the Business Combination	$1,341	$—
Deferred financing costs in accrued expenses and accounts payable	$—	$559
Non-cash equipment financing issuance costs	$—	$138

	SIX MONTHS ENDED JUNE 30,
	2022	2021
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$44,132	$52,340
Restricted cash	1,321	167
Total cash, cash equivalents and restricted cash	$45,453	$52,507

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

The Company is located and headquartered in Medford, Massachusetts. The Company has additional lab and office space in Durham, North Carolina, additional lab and office space in Woburn, Massachusetts, additional lab and office space in Lexington, Massachusetts, and a manufacturing facility in Rochester, New York. The Company’s revenues and expenses are derived from operations in the United States. Since its inception, the Company has devoted substantially all of its efforts to research and development activities, including the development of the Company’s cell-free RNA production process. The Company does not currently generate revenue from sales of any products.

On August 9, 2021, ENVI entered into the business combination agreement (“Business Combination Agreement”) with its wholly owned subsidiary, Honey Bee Merger Sub, Inc. (“Merger Sub”) and GreenLight Biosciences, Inc. ("Greenlight"), which was incorporated in Delaware in 2008. Pursuant to the Business Combination Agreement, on February 2, 2022 (the "Closing Date"), Merger Sub merged with and into GreenLight (the “Merger”), with GreenLight surviving the Merger as a wholly owned subsidiary of ENVI (the Merger, together with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”). In connection with the consummation of the Merger on the Closing Date, ENVI changed its name to GreenLight Biosciences Holdings, PBC (“New GreenLight”) and became a public benefit corporation. References to “Legacy GreenLight” refer to GreenLight Biosciences, Inc. prior to the consummation of the Business Combination.

Although New GreenLight was the legal acquirer of GreenLight in the Business Combination, GreenLight is deemed to be the accounting acquirer, and the historical financial statements of GreenLight became the basis for the historical financial statements of New GreenLight upon the closing of the Business Combination. New GreenLight, together with its wholly owned subsidiaries, GreenLight Biosciences, Inc., GreenLight Pandemic Response, Inc. (“GLPRI”), and GreenLight Security Corporation (“GLSC”), is referred to on a consolidated basis as the “Company”.

Upon the closing of the Business Combination, each share of Legacy GreenLight stock was exchanged for shares of Class A common stock in an amount determined by application of the exchange ratio of approximately 0.6656 (the “Exchange Ratio”). In connection with the Business Combination, the Company entered into subscription agreements with subscribers who agreed to purchase an aggregate of 12,425,000 shares of Class A common stock for a purchase price of $124.3 million (the “PIPE”), all of which were issued on the effective date. Of the total $124.3 million of PIPE proceeds, $13.5 million was received in December 2021 and $21.8 million was received January 2022 in the form of convertible notes. Upon the closing of the Business Combination, these convertible notes converted into Class A common stock.

In total, the Company received proceeds of $136.4 million inclusive of the PIPE and after redemptions which provided the Company with cash of $109.7 million, which is net of transaction costs of $26.7 million consisting of equity underwriting, legal, and other professional fees, all of which were recorded to additional paid‐in capital as a reduction of proceeds. Further, the Company assumed the outstanding Public Warrants to purchase 10,350,000 shares of the Company’s common stock at $11.50 per share and the outstanding Private Placement Warrants to purchase 2,062,500 shares of the Company’s Class A common stock at $11.50 per share. The Public and Private Placement Warrants expire five years after the completion of the Business Combination. Both the Private Placement Warrants and Public Warrants are further described in the Business Combination Agreement.

Legacy GreenLight was deemed to be the accounting acquirer in the Business Combination. The determination was primarily based on Legacy GreenLight's stockholders having a majority of the voting power in the combined Company, Legacy GreenLight having the ability to appoint a majority of the Board of Directors of the Company, Legacy GreenLight’s existing management team comprising the senior management of the combined Company, Legacy GreenLight comprising the ongoing operations of the combined Company and the combined Company assuming GreenLight’s name. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Legacy GreenLight issuing stock for the net assets of ENVI, accompanied by a recapitalization. The net assets of ENVI are stated at historical cost, with no goodwill or other intangible assets recorded.

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

In accordance with guidance applicable to these circumstances, the equity structure has been restated in all comparable periods up to February 2, 2022, to reflect the number of shares of the Company’s common stock, $0.0001 par value per share, issued to Legacy GreenLight’s stockholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and earnings per share related to Legacy GreenLight’s outstanding convertible preferred stock and Legacy GreenLight's common stock prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio of 0.6656 established in the Business Combination. Legacy GreenLight’s convertible preferred stock previously classified as temporary equity was retroactively adjusted, converted into common stock and reclassified to permanent equity as a result of the reverse recapitalization. See Note 3 for further details of the Business Combination.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and applicable rules and regulations of the U.S. Securities and Exchange Commission ("SEC") regarding interim financial reporting. Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). All intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated balance sheet as of December 31, 2021 included herein, was derived from the audited annual consolidated financial statements as of that date, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis and also give effect to the reverse recapitalization described above. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed consolidated or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of December 31, 2021 and 2020 and the years then ended, and the related notes thereto, which are included as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 31, 2022.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary for the fair statement of the Company’s financial position, results of operations, and cash flows for the interim periods presented. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending December 31, 2022, or any other period.

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

As presented in the financial statements, the Company has incurred substantial losses since inception and incurred net losses of approximately $90.1 million and $48.5 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, the Company had an accumulated deficit of approximately $343.7 million and cash and cash equivalents of approximately $44.1 million. Cash used in operating activities totaled approximately $72.2 million and $42.3 million for six months ended June 30, 2022 and 2021, respectively. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future.

On August 11, 2022, the Company entered into Securities Subscription Agreements (the “Subscription Agreements”) with certain accredited investors (collectively, the “Purchasers”), providing for the sale by the Company of 27,640,301 shares (the “Shares”) of its common stock (the “Common Stock”) at a purchase price of $3.92 per share, in a private placement (the “Private Placement”). The Shares were issued (the “Closing”) simultaneously with the execution and delivery of the Subscription Agreements.

As of the issuance date of the Company's unaudited interim consolidated financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021, the Company estimates that its existing cash and cash equivalents of approximately $44.1 million as of June 30, 2022 in combination with proceeds of $108.4 million received as of August 12, 2022 pursuant to the Subscription Agreements (see Note 17), will last through the second quarter of 2023 but will not be sufficient to fund its operations for twelve months from the date these interim financial statements are issued. The Company is evaluating a range of opportunities to extend its cash runway, including management of program spending, platform licensing collaborations and potential financing activity.

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

If the Company is unable to obtain funding or if the funding it does obtain is insufficient to support existing operational plans, the Company will be forced to delay, reduce, or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

Based on its recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future, and need to raise additional capital to finance its future operations, the Company has concluded that there is substantial doubt about its ability to continue as a going concern within one year after the issuance date of these consolidated financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Investments qualifying as cash equivalents primarily consist of money market funds. The Company’s cash and cash equivalents in the condensed consolidated balance sheets at June 30, 2022 and December 31, 2021, were approximately $44.1 million and $31.4 million, respectively.

Restricted Cash

The Company maintains letters of credit in conjunction with the Company’s lease agreements. As of June 30, 2022 and December 31, 2021, the underlying cash balance securing these letters of credit of approximately $1.3 million and $0.4 million, respectively, was classified as a noncurrent asset in the condensed consolidated balance sheets based on the terms of the lease agreement.

Accounts Receivable

Our accounts receivable consists of amounts due from one customer. We extend credit to our customer based on our evaluation of the customer’s financial condition. Accounts receivable are stated at amounts due net of applicable prompt pay discounts and other adjustments. We assess the need for an allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due and the customer’s ability to pay its obligation. Based on a review of these factors, as of June 30, 2022, we determined that an allowance for doubtful accounts was not required.

Concentrations of Credit Risk

The Company has no significant off-balance sheet credit risk. Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company maintains deposits in accredited financial institutions in excess of federally insured limits. The Company deposits its cash and cash equivalents in financial institutions that it believes have high credit quality, has not experienced any losses on such accounts and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships. Concentration of credit risk with respect to accounts receivable is limited to customers with whom the Company has entered into collaboration agreements.

The Company has not written off any accounts receivable to date. To control credit risk, the Company performs regular credit evaluations of its customers’ financial condition.

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

ESTIMATED USEFUL LIFE
Manufacturing equipment	10 years
Furniture and fixtures	7 years
Laboratory equipment	5 years
Computer equipment and software	3 years
Leasehold improvements	Shorter of useful life or lease term

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

Impairment of Long-lived Assets

The Company evaluates its long-lived assets, which consist primarily of property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Such events and circumstances include, but are not limited to, significant decreases in the market value of an asset, adverse changes in the extent or manner in which the asset is being used, or significant changes in business climate. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the six months ended June 30, 2022 and 2021, no impairment indicators were identified and no impairments were recorded.

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

Research and Development Costs

Research and development expenses consist primarily of costs related to discovery and research and development of products, including personnel expenses, stock-based compensation expense, allocated facility-related and depreciation expenses, third-party license fees, and external costs of outside vendors engaged to conduct field trials and clinical development activities. The Company records accruals for estimated costs relating to our field trials, preclinical studies, and manufacturing development. A portion of our field trials, preclinical studies, and manufacturing development activities are conducted by third-party service providers, including contract research organizations and contract manufacturing organizations. The financial terms of these contracts may result in payments that do not match the periods over which materials or services are provided. We accrue the costs incurred under the agreements based on an estimate of actual work completed in accordance with the agreements. In the event we make advance payments for goods or services that will be used or rendered for future research and development activities, the payments are deferred and capitalized as a prepaid expense and recognized as expense as the goods are received or the related services are rendered. Research and development costs that do not meet the requirements to be recognized as an asset as the associated future benefits are uncertain and there is no alternative future use at the time the costs were incurred are expensed as incurred.

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

Common stock equivalent shares are excluded from the computation of diluted net loss per share if their effect is antidilutive. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is generally the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the three and six months ended June 30, 2022 and 2021.

As the Merger has been accounted for as a reverse recapitalization, the condensed consolidated financial statements of the merged entity reflect the continuation of the pre-merger GreenLight financial statements; GreenLight equity has been retroactively adjusted to the earliest period presented to reflect the legal capital of the legal acquirer, ENVI. As a result, net loss per share was also retrospectively adjusted for periods ended prior to the Merger. See Note 3 for details and discussion of the retrospective adjustment of net loss per share.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the three and six months ended June 30, 2022 and 2021, the Company had no items qualifying as other comprehensive loss; accordingly, comprehensive loss equaled net loss.

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

3. BUSINESS COMBINATION

On February 2, 2022, Legacy GreenLight consummated a Business Combination with ENVI. The Business Combination, and the PIPE financing which was entered into as of the same date, are further described in Note 1.

Upon the closing of the Business Combination, the Company's certificate of incorporation was amended and restated to, among other things, increase the total number of authorized shares of all classes of capital stock to 510,000,000 shares, of which 500,000,000 were designated as common stock and 10,000,000 were designated as preferred stock, both having a par value of $0.0001 per share.

Upon the closing of the Business Combination, holders of Legacy GreenLight common stock and preferred stock received shares of common stock in an amount determined by application of the Exchange Ratio. Legacy GreenLight additionally converted all of their convertible notes, including both the GLPRI convertible notes and the PIPE prepayment notes, to shares of common stock.

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

The following table reconciles the elements of the Business Combination to the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Stockholders’ Deficit:

BUSINESS COMBINATION (in thousands)
Cash - ENVI trust and cash (net of redemptions)	$12,123
Cash - PIPE Investors, including proceeds from conversion of Convertible notes - PIPE Investors	124,250
Gross proceeds	136,373
Less: total transaction costs	(26,660)
Less: cash proceeds from Convertible notes - PIPE Investors	(35,250)
Add: transaction costs paid in 2021	4,080
Cash proceeds from Business Combination received in 2022	78,543

Less: transaction costs paid in 2021	(4,080)
Less: warrant liabilities assumed	(1,341)
Less: net liabilities assumed in the Business Combination	(133)
Reverse merger, net of transactions costs	$72,989

The number of shares of common stock outstanding immediately following the consummation of the Business Combination was as follows:

Number of Shares
Common stock, outstanding prior to the Business Combination	20,700,000
Less: Redemption of ENVI shares	(19,489,626)
ENVI Public Shares	1,210,374
ENVI Sponsor Shares	5,175,000
Shares issued in PIPE financing	12,425,000
Business combination and PIPE financing shares	18,810,374
Legacy GreenLight shares (1)	104,011,760
Total shares of common stock immediately after Business Combination	122,822,134

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

Private Placement Warrants

As of the Closing Date, the total value of the liability associated with the Private Placement Warrants was $1.3 million. The Company concluded that the Private Warrants met the definition of a liability in accordance with the accounting policy described within Note 2 and have been classified as such on the balance sheet. At June 30, 2022, the fair value of the warrant liability was $0.5 million.

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

Under the Development and Option Agreement, the Company has the right to exercise a license option to develop and commercialize one or more therapeutic products relating to each Reserved Target. In the event that the Company exercises the options, the Company will pay $1.5 million for the first non-exclusive license, approximately $1.8 million for the second non-exclusive license and approximately $2.8 million for the third non-exclusive license. Under the terms of the Development and Option Agreement, the Company is also responsible for the full-time employee funding obligations and reimbursements to Acuitas for certain development and material costs incurred by them, which totaled approximately $0.5 million in 2021. The Company incurred an insignificant amount of full-time employee funding obligations reimbursable to Acuitas for the three and six months ended June 30, 2022.

In January 2021, the Company exercised the first option under the Development and Option Agreement and entered into a non-exclusive license agreement with Acuitas (the “Acuitas License Agreement”), under which the Company was granted a non-exclusive, worldwide, sublicensable license under the Acuitas LNP Technology to research, develop, manufacture, and commercially exploit vaccine products consisting of certain of the Company’s mRNA constructs and Acuitas' LNP technology. In connection with the option exercise, the Company paid Acuitas an option exercise fee of $1.5 million. Under the Acuitas License Agreement, the Company is required to pay Acuitas an annual license maintenance fee of $1.0 million for the first and second targets and $0.8 million for the third target until the Company achieves a particular development milestone. Acuitas is entitled to receive potential clinical and regulatory milestone payments in in the low double-digit millions for this exercised option. With respect to the sale of each licensed product, the Company is also obligated to pay Acuitas percentage royalties in the low single digits on net sales of the licensed products by the Company and its affiliates and sublicensees in a given country until the last to occur, in such country, of (i) the expiration or abandonment of all licensed patent rights covering the licensed product, (ii) expiration of any regulatory exclusivity for the licensed product, or (iii) ten years from the first commercial sale of the licensed product.

The option exercise fee under the Development and Option Agreement was recorded as research and development expense upon the Company’s exercise of the first option. Additionally, the technology access fees, target reservation and maintenance fees, expenses associated with the full-time employee funding obligations and reimbursements for development and material costs incurred by Acuitas are recorded as research and development expense when incurred. The annual maintenance fee will be recorded as an expense on an annual basis based on the stated amount for the applicable year. Upon determination that a milestone payment is probable to occur, the amount of the milestone payment will be recorded as research and development expense. As the triggering of these milestone payments was not considered probable as of June 30, 2022 and December 31, 2021, no expense has been recorded during these periods. The royalty payment is contingent upon sales of licensed products under the Acuitas License Agreement. As such, when such expenses are considered probable and estimable at the commencement of sales, the Company will accrue royalty expense for the amount the Company is obligated to pay.

The Company recorded research and development expenses, consisting of the technology access fees, option exercise fee and technology maintenance fees of approximately $0.2 million and $0.5 million for the three and six months ended June 30, 2022, respectively, and $0.3 million and $2.0 million for the three and six months ended June 30, 2021, respectively.

5. LICENSE AND COLLABORATION AGREEMENT

Serum License Agreement

In March 2022, the Company entered into a License Agreement (the “Agreement”) with Serum Institute of India Private Limited (“SIIPL”), pursuant to which the Company granted SIIPL an exclusive, sub-licensable, royalty-bearing license to use the Company’s proprietary technology platform to develop, manufacture and commercialize up to three mRNA products in all territories other than the United States, the 27 member states of the European Union, the United Kingdom, Australia, Japan, New Zealand, Canada, South Korea, China, Hong Kong, Macau, and Taiwan (the “SIIPL Territory”). The first licensed product target will be a shingles product target, and SIIPL has an option to select the additional two licensed product targets through the end of 2024. Under the terms of the Agreement with SIIPL, the Company will provide research services related to the shingles product target to develop a “proof of concept” and will provide manufacturing technology transfer services. In addition, GreenLight retains the option purchase research plan and clinical trial data, developed by SIIPL, for 50% of the cost of the research plan and clinical trials for use in the Company’s own development.

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

Pursuant to the License Agreement, SIIPL will pay the Company an upfront license fee of $5.0 million, as well as payments upon additional target selection and reservation of exclusivity. The Company may receive up to a total of an additional $17.0 million in development, regulatory and commercial (net sales) based milestone payments across all three product targets, as well as manufacturing technology transfer payments up to $10.0 million. SIIPL shall pay royalty payments in the mid-double digits, based on the net sales of products resulting from the licensed technology for the term of the License Agreement. The License Agreement shall terminate on a product-by-product and country-by-country basis on the later of the expiration of the patent rights owned by the Company or the tenth anniversary of the first commercial sale of the applicable product(s) in the applicable country. The Company has recorded a receivable of $10.0 million as of June 30, 2022 for the amounts billed to SIIPL in accordance with the terms of the Agreement.

The Company has determined that the Agreement falls within the scope of ASC 606, Revenue Recognition, ("ASC 606") as it includes a customer-vendor relationship as defined by ASC 606 and thus represents a contract with a customer. The Company has determined that the license of IP granted is not distinct from the research services, which includes manufacturing technology transfer services, and thus should be combined. The Agreement contains a single performance obligation for the combined License of IP and research services. Revenue from the contract is being recognized over time, using an input-method based on labor costs as a percentage of total expected labor costs. The Company has determined that variable consideration from the development and regulatory payments, as well as the $5.0 million of the manufacturing technology transfer payment, in the Agreement should be fully constrained as of June 30, 2022, and commercial milestones and royalties will be recognized in the period the underlying sales occur. For the three and six months ended June 30, 2022, the Company has recorded revenue of $1.7 million from the Agreement and the remaining amount of billed and unconstrained consideration is recorded as deferred revenue. Based on current estimated timelines, the Company expects to recognize the deferred revenue over approximately 12 months and is classified as current in the condensed consolidated balance sheet as of June 30, 2022.

6. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of June 30, 2022 and December 31, 2021:

DESCRIPTION	JUNE 30, 2022	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
	($ in thousands)
Asset
Money market funds	44,132	44,132	-	-
Total assets measured at fair value	$44,132	$44,132	$—	$—
Liability
Warrant liabilities	470	-	-	470
Total liabilities measured at fair value	$470	$—	$—	$470

DESCRIPTION	DECEMBER 31, 2021	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
	($ in thousands)
Asset
Money market funds	31,446	31,446	-	-
Total assets measured at fair value	$31,446	$31,446	$—	$—
Liability
Warrant liabilities	2,105	-	-	2,105
Total liabilities measured at fair value	$2,105	$—	$—	$2,105

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy.

There have been no transfers between fair value levels during the three and six months ended June 30, 2022 and 2021, respectively. The carrying values of other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

The fair value of the common stock warrant liabilities was determined using the Black-Scholes option-pricing model with the assumptions as disclosed in Note 11. These assumptions include significant judgments including the fair value of the underlying common stock and volatility. An increase or decrease in the estimated fair value or changes in volatility will result in increases or decreases in the fair value of the warrant liabilities and such changes could be material.

The carrying value of each of the Horizon term loan, the SVB term loan, and the equipment financing as of June 30, 2022, and December 31, 2021 approximates their fair value as the interest rate approximates the market rate for loans with similar terms and risk characteristics. The Company estimated the fair value of the convertible debt using a discounted cash flow analysis and prevailing market terms as of December 31, 2021. The carrying value and fair value of the convertible debt was $30.2 million and $28.9 million, respectively, as of December 31, 2021. The fair value of the convertible debt was determined using Level 3 inputs. See Note 10 for further detail of all outstanding debt as of June 30, 2022.

The following table presents a roll-forward of the aggregate fair values of the Company’s liabilities for which fair value is determined by Level 3 inputs (in thousands):

WARRANT LIABILITY
Balance—December 31, 2021	$2,105
Warrants exercised in business combination	(1,633)
Warrants reclassified to equity	(387)
Change in fair value of warrants	(956)
Warrants assume in business combination	1,341
Balance—June 30, 2022	$470

7. GRANT REVENUE

In July 2020, the Company was approved to receive a grant from the Bill & Melinda Gates Foundation in the amount of approximately $3.3 million. As of December 31, 2021, the Company had received the entire grant award, of which approximately $2.4 million was received during the year ended December 31, 2020, and the remaining approximately $0.9 million was received during the year ended December 31, 2021. The grant funds are to be used for the sole purpose of research for in vivo gene therapy for sickle cell disease and to explore new, low-cost capabilities for the in vivo functional cure of sickle cell and or durable suppression of HIV in developing countries. The Company incurred research and development costs of approximately $16 thousand and $0.3 million associated with this grant for the three and six months ended June 30, 2022, respectively and $0.4 million and $0.7 million for the three and six months ended June 30, 2021, respectively. The Company has recognized revenue of approximately $20 thousand and $0.3 million for the three and six months ended June 30, 2022, respectively and $0.5 million and $0.8 million for the three and six months ended June 30, 2021, respectively. The unearned balance of approximately $0.7 million and $1.3 million is recorded as deferred revenue in the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively. The research supported by this grant is expected to be completed by the end of 2022.

8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following as of June 30, 2022 and December 31, 2021:

	JUNE 30, 2022	DECEMBER 31, 2021
	($ in thousands)
Computer hardware and software	$868	$732
Laboratory equipment	20,815	19,590
Leasehold improvements	10,883	10,442
Manufacturing equipment	1,214	—
Construction in progress	11,636	1,894
Total	45,416	32,658
Less: Accumulated depreciation and amortization	(13,331)	(9,259)
Property and equipment, net	$32,085	$23,399

As of June 30, 2022 and December 31, 2021, property and equipment, net included capital lease assets of approximately $2.5 million, with accumulated amortization of approximately $1.7 million and $1.5 million, respectively. Depreciation and amortization expense for the three and six months ended June 30, 2022 was approximately $2.0 million and $4.1 million, respectively, and $1.2 million and $2.3 million for the three and six months ended June 30, 2021, respectively.

Included in construction in progress as of June 30, 2022 was approximately $6.2 million of leasehold improvements that have been funded through tenant incentive allowances associated with leases signed in September 2021 and March 2022 related to laboratory, office and greenhouse space.

9. ACCRUED EXPENSES

Accrued expenses as of June 30, 2022 and December 31, 2021 consisted of the following:

	JUNE 30, 2022	DECEMBER 31, 2021
	($ in thousands)
Accrued employee compensation and benefits	$8,065	$8,492
Accrued research and development	20,709	4,059
Accrued professional fees	568	1,888
Accrued other	1,085	185
Total accrued expenses	$30,427	$14,624

10. DEBT

A summary of the outstanding debt as of June 30, 2022 is as follows (in thousands):

AS OF JUNE 30, 2022
DESCRIPTION	ISSUANCE DATE(S)	MATURITY DATE(S)	INTEREST RATE	PRINCIPAL BALANCE OUTSTANDING	UNAMORTIZED DEBT DISCOUNT	DEBT BALANCE
Trinity Equipment Financing	March 2021 - August 2021	March 2024 - August 2024	9.48% - 9.73%	$7,722	$(198)	$7,524
Term Loan – Silicon Valley Bank	September 2021	September 2024	5.00%	9,000	(158)	8,842
Term Loan – Horizon	December 2021	May 2025	10.50%	15,000	(472)	14,528
Capital lease				664	—	664
Total Debt				32,386	(828)	31,558
Less: Current Portion						(11,402)
Total Long-Term						$20,156

A summary of the outstanding debt as of December 31, 2021 is as follows (in thousands):

AS OF DECEMBER 31, 2021
DESCRIPTION	ISSUANCE DATE(S)	MATURITY DATE(S)	STATED INTEREST RATE	PRINCIPAL BALANCE OUTSTANDING	UNAMORTIZED DEBT DISCOUNT	DEBT BALANCE
Trinity equipment financing	March 2021 - August 2021	March 2024 - August 2024	9.48% - 9.73%	$9,454	$(252)	$9,202
Term loan - Silicon Valley Bank	September 2021	September 2024	3.50%	10,000	(225)	9,775
Term loan - Horizon	December 2021	May 2025	9.00%	15,000	(582)	14,418
Capital lease				992	—	992
Total Debt				35,446	(1,060)	34,386
Less: Current Portion						(7,234)
Total Long-Term						27,152
Convertible notes - PIPE Investors	December 2021	December 2022	0.33%	13,500	—	13,500
Convertible notes (a)	April & May 2020	April & May 2020	5.00%	18,213	(22)	18,191
				31,713	(22)	31,691
Total debt and convertible notes				$67,159	$(1,082)	$66,077
a)
As of December 31, 2021, the Company’s debt liability included $16.8 million of convertible notes issued by GLPRI in 2020, as well as the associated accrued interest liability of $1.4 million.

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

Term Loan – Horizon

In December 2021, the Company entered into a loan and security agreement with Horizon Technology Finance Corporation and Powerscourt Investments XXV, LP (together, “Horizon”), which provided for a term loan facility in an aggregate principal amount of up to $25.0 million, $15.0 million of which was borrowed at the closing and the remainder of which may be borrowed following the achievement of certain milestones, but not after June 30, 2022. As of June 30, 2022, the Company had not borrowed, and may no longer borrow the remainder of the term loan.

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

Equipment Financing

On March 29, 2021, the Company entered into a master equipment financing agreement with Trinity Capital (Trinity) authorizing equipment financing in the aggregate of approximately $11.3 million with advances to be made as follows: (1) up to $5.0 million at execution of the agreement and (2) the remaining balance to be drawn at Company’s option but no later than September 1, 2021. The monthly payment factors are determined by Trinity based on the Prime Rate reported in The Wall Street Journal on the first day of the month in which a financing schedule is executed, which as of the effective date of the equipment financing agreement was 3.25%. As of June 30, 2022, the Company has drawn the entire $11.3 million on multiple advances, which is repayable over a 36-month period that commenced on the advance date. The historical cost of the assets subject to a lien under this financing arrangement is approximately $14.7 million.

The debt was recorded based on proceeds received net of related debt issuance costs of approximately $0.4 million, which are being amortized over the term of the financing agreement. The debt issuance costs include the fair value of approximately $0.1 million for the 219,839 common stock warrants the Company issued in conjunction with this financing.

Convertible Notes

In connection with the Merger (See Note 3), $16.8 million of the Company’s outstanding convertible notes, which were issued in 2020, and accrued interest of $1.6 million converted into 10.1 million shares of Series D Preferred Stock. Concurrently with the business combination, the Series D Preferred Stock was exchanged for shares of common stock of New GreenLight in February of 2022.

Loan Interest Expense and Amortization

Interest expense for the three and six months ended June 30, 2022 and 2021 consisted of the following:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021
	($ in thousands)
Interest paid or accrued	$935	$202	$1,739	$303
Non-cash amortization of debt discount and deferred financing cost	199	212	423	422
Total	$1,134	$414	$2,162	$725

Scheduled future principal payments on total outstanding debt, as of June 30, 2022 are as follows (in thousands):

JUNE 30, 2022
Remainder of 2022	$4,662
2023	14,226
2024	10,998
2025 and thereafter	2,500
Total	$32,386

11.
WARRANTS

Common Stock Warrants classified as Liability

Private Placement Warrants

The Private Placement Warrants may not be redeemed by the Company so long as the Private Placement Warrants are held by the initial purchasers, or such purchasers’ permitted transferees. The Private Placement Warrants have terms and provisions identical to those of the Public Warrants which are discussed below, including as to exercise price, exercisability, and exercise period, except if the Private Placement Warrants are held by someone other than the initial purchasers’ permitted transferees, then the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. On the Closing Date and as of June 30, 2022, there were 2,062,500 Private Warrants issued and outstanding. These warrants are recognized as liabilities on the condensed consolidated balance sheets and were measured at their inception date fair value and subsequently remeasured at each reporting period with changes recorded as a component of other income in the Company’s condensed consolidated statements of operations.

Warrant Class	Shares	Inception Date Fair Value (in thousands)	Initial Recognition Date	Exercise Price	Expiration Date
Private Placement Warrants	2,062,500	$1,341	February 2, 2022	$11.50	March 2, 2027

The fair value of the Private Placement Warrant upon initial recognition and as of June 30, 2022 was estimated to be approximately $1.3 million and $0.5 million respectively, and was measured using a Black-Scholes option-pricing model with the following assumptions:

Valuation Assumptions	INITIAL RECOGNITION (AS OF FEBRUARY 2, 2022)	AS OF JUNE 30, 2022
Fair value of common stock	$8.82	$2.21
Risk free interest rate	1.59%	3.00%
Volatility	15.9%	51.5%
Expected term (in years)	5.00	4.50

Common Stock Warrants classified as Equity

Horizon Debt Warrants

In connection with the Loan Agreement the Company entered into with Horizon in December 2021, the Company issued the warrants to Horizon to purchase 85,552 shares of the Company’s common stock at an exercise price per share of $5.26 for the $15.0 million drawn commitment. Upon the issuance during January 2022, the Company reassessed for the classification of these warrants, and noted that there were no variability on the number of shares or the exercise price of the settlement. The Company determined that the Warrants met the requirements for equity classification and the fair value of $0.4 million was reclassified to equity as of March 31, 2022.

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

Warrant Class	Shares	Inception Date Fair Value (in thousands)	Issuance Date	Exercise Price	Expiration Date
Common stock warrant	28,517	$249	January 19, 2022	$5.26	The earlier of March 29, 2031 or the date of a qualifying acquisition

The warrant’s fair value upon issuance and as of June 30, 2022 was estimated to be approximately $0.2 million and $35 thousand, respectively, and was measured using a probability weighted Black-Scholes option-pricing model with the following assumptions:

Valuation Assumptions	AT ISSUANCE (AS OF JANUARY 19, 2022)	AS OF JUNE 30, 2022
Fair value of common stock	$5.89	$2.21
Risk free interest rate	1.50%	2.39%
Expected volatility	59.60%	59.60%
Expected term (in years)	10.50	10.00

At June 30, 2022, the Warrants were determined to have met the requirements for equity classification and the fair value of $35 thousand was reclassified to equity.

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

The following table presents a roll-forward of the Company’s warrants from December 31, 2021 to June 30, 2022:

	COMMON STOCK WARRANTS	PREFERRED STOCK WARRANTS
Warrants Outstanding, December 31, 2021 (1)	207,376	635,404
Exercised in the business combination (1)	(207,376)	(635,404)
Issued (1)	75,924	-
Assumed in the business combination	12,412,500	-
Exercised subsequent to the business combination	(105,120)	-
Warrants Outstanding, June 30, 2022	12,383,304	-

(1) Number of warrants have been adjusted to reflect the exchange for New GreenLight warrants at an exchange ratio of approximately 0.6656 as a result of the Business Combination. See Note 3 for further information.

12.
STOCKHOLDERS' EQUITY

Authorized shares

The Company was authorized to issue 500,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock as of June 30, 2022 and 191,500,000 shares of $0.0001 par value common stock as of December 31, 2021.

As of June 30, 2022, there were 123,663,315 shares of common stock issued and outstanding and 12,383,304 warrants to purchase the Company’s common stock outstanding. As of June 30, 2022, there were no shares of preferred stock issued or outstanding.

Legacy Greenlight Redeemable Convertible Preferred Stock

In connection with the Business Combination, Legacy Redeemable Convertible Preferred Stock previously classified as temporary equity was retroactively adjusted, converted into common stock at an exchange ratio of approximately 0.6656, and reclassified to permanent equity as a result of the reverse recapitalization. As of June 30, 2022, there was no Legacy Redeemable Convertible Preferred Stock authorized, issued or outstanding. The following table summarizes details of Legacy Redeemable Convertible Preferred Stock authorized, issued, and outstanding immediately prior to the Business Combination.

	JUNE 30,	DECEMBER 31,
Redeemable Convertible Preferred Stock Classes	2022	2021
	($ in thousands)
Series A-1 redeemable convertible preferred stock, $0.001 par value, 2,865,698 shares authorized, 2,827,878 shares issued and outstanding as of December 31, 2021. Liquidation preference of $6,334 and $0 at December 31, 2021 and June 30, 2022, respectively	$—	$4,414
Series A-2 redeemable convertible preferred stock, $0.001 par value, 7,018,203 shares authorized, 6,993,693 shares issued and outstanding as of December 31, 2021 Liquidation preference of $19,138 and $0 at December 31, 2021 and June 30, 2022, respectively	—	11,438
Series A-3 redeemable convertible preferred stock, $0.001 par value, 8,647,679 shares authorized, 8,629,505 shares issued and outstanding as of December 31, 2021 Liquidation preference of $30,544 and $0 at December 31, 2021 and June 30, 2022, respectively	—	19,917
Series B redeemable convertible preferred stock, $0.001 par value, 21,245,353 shares authorized, issued and outstanding as of December 31, 2021 Liquidation preference of $24,017 and $0 at December 31, 2021 and June 30, 2022, respectively	—	18,671
Series C redeemable convertible preferred stock, $0.001 par value, 35,152,184 shares authorized, 35,092,183 shares issued and outstanding as of December 31, 2021 Liquidation preference of $69,595 and $0 at December 31, 2021 and June 30, 2022, respectively	—	55,851
Series D redeemable convertible preferred stock, $0.001 par value, 71,019,827 shares authorized, 60,184,332 shares issued and outstanding as of December 31, 2021 Liquidation preference of $122,459 and $0 at December 31, 2021 and June 30, 2022, respectively	—	108,499
Total	$—	$218,790

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

Conversion

Each share of Preferred Stock was convertible into common stock at any time at the option of the holder. Each share was converted into such number of shares of common stock as is determined by dividing the applicable original issuance price by the applicable conversion price in effect at the time of the conversion. The conversion price was subject to adjustment upon the happening of specified events, including the issuance or deemed issuance of certain additional shares of common stock, stock splits and combinations, dividends, distributions, mergers, and reorganizations. The original issuances prices of the shares of Series A-1, Series A-2, Series A-3, Series B, Series C and Series D Preferred Stock were $1.53, $1.65, $2.32, $0.86, $1.60 and $1.81 per share, respectively. As of immediately prior to the conversion of the Preferred Stock upon the consummation of the Business combination and as of June 30, 2021, the Series A-1, Series A-2, Series A-3, Series B, Series C, and Series D conversion prices were $1.21, $1.27, $1.63, $0.86, $1.60, and $1.81 per share, respectively. As such, the shares of Preferred Stock converted on a one-for-one basis, except that the shares of Series A-1, Series A-2 and Series A-3 Preferred Stock converted at the rates of approximately 1.26446, 1.29528 and 1.42239 shares of common stock, respectively, per share of Preferred Stock.

Conversion was mandatory at the earlier of the closing of a firm commitment underwritten public offering of the Company’s common stock at a price of at least $5.4354 per share and with net proceeds to the Company of at least $75.0 million or at the election of the holders of a majority of the outstanding shares of Series D Preferred Stock.

Dividends

The holders of Series A-1 Preferred Stock were entitled to receive cumulative dividends that accrued at an annual rate of approximately 5%. The holders of Series A-2, Series A-3, Series B, Series C and Series D Preferred Stock were entitled to receive cumulative dividends that accrued at an annual rate of approximately 8%. Dividends were payable only when, as and if declared by the Board of Directors. In the event the Company declared, paid, or set aside any dividends on shares of any class of capital stock of the Company, other than dividends on shares of common stock payable in shares of common stock, the holders of Preferred Stock were entitled to receive, before or at the same time as such dividends, a dividend on each outstanding share of Preferred Stock in the amount of the accruing dividends unpaid as of such date as well as a comparable dividend on an as-converted basis. As of June 30, 2022 and December 31, 2021, no dividends had been declared.

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

13. STOCK-BASED COMPENSATION

2022 Stock Incentive Plan

On February 1, 2022, stockholders approved the New GreenLight 2022 Equity and Incentive Plan, or the “New GreenLight Equity Plan”, or “Equity Plan”, replacing the GreenLight 2012 Equity Plan (the “2012 Plan”), pursuant to which the Company’s Board of Directors may grant stock options, both incentive stock options and nonstatutory stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, dividend equivalent rights, or cash awards to employees, directors and consultants. There are 31,750,000 registered shares of common stock reserved for issuance under the Equity Plan. During the six months ended June 30, 2022, 6,713,069 stock options were granted under the Equity Plan.

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

The fair value of stock option awards is estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	SIX MONTHS ENDED JUNE 30,
	2022	2021
Fair value of underlying common stock	$3.56	$0.80
Weighted average risk-free interest rate	3.00%	1.13%
Expected term (in years)	6.04	6.08
Expected volatility	65.38%	67.83%
Expected dividend yield	0%	0%

The following table summarizes the activity of the Company’s stock options under the Plan for the six months ended June 30, 2022:

			AVERAGE	AGGREGATE
		WEIGHTED-	REMAINING	INTRINSIC
		AVERAGE	CONTRACTUAL	VALUE
	SHARES (1)	EXERCISE PRICE (1)	TERM (in years)	(in thousands)
Outstanding at December 31, 2021	18,101,548	$1.14	8.0	$139,505
Granted	6,713,069	5.79	—	—
Exercised	(760,534)	0.46	—	250
Cancelled or forfeited	(525,276)	1.36	—	—
Outstanding at June 30, 2022	23,528,807	2.49	8.2	22,335
Vested and expected to vest at June 30, 2022	23,528,807	2.49	8.2	22,335
Exercisable at June 30, 2022	8,891,469	$0.71	6.8	$13,792

(1) Number of options and weighted average exercise price has been adjusted to reflect the exchange of Legacy GreenLight's stock options for New GreenLight stock options at an exchange ratio of approximately 0.6656 as a result of the Business Combination. See Note 3 for further information.

The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2022 and 2021 was $3.56 per share and $0.80 per share, respectively.

As of June 30, 2022, total unrecognized compensation expense related to stock options totaled approximately $32.2 million, which is expected to be recognized over a weighted-average period of 3.5 years.

The aggregate intrinsic value of common stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The intrinsic value of options exercised for the six months ended June 30, 2022 and 2021, was approximately $1.1 million and $0.2 million, respectively.

Restricted Stock

The fair value of each restricted common stock award is estimated on the date of grant based on the fair value of the Company’s common stock on that same date.

A summary of the Company’s restricted stock activity during the six months ended June 30, 2022 is presented below:

	SHARES	WEIGHTED AVERAGE GRANT DATE FAIR VALUE
Unvested shares as of December 31, 2021	4,231	$0.76
Vested	(2,898)	0.23
Unvested shares as of June 30, 2022	1,333	$0.22

The total fair value of restricted stock that vested during the six months ended June 30, 2022 and 2021 was approximately $13,000 and $8,000, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense recorded as research and development and general and administrative expenses, for employees, directors and non-employees during the three and six months ended June 30, 2022 and 2021 is as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021
	($ in thousands)
Research and development	$958	$188	$1,462	$324
General and administrative	676	219	2,359	431
Total stock-based compensation expense	$1,634	$407	$3,821	$755

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

14. NET LOSS PER SHARE

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

(In thousands, except shares and per share data)	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021
Numerator:
Net loss available to common stockholders	$(51,926)	$(27,174)	$(90,133)	$(48,457)
Denominator:
Weighted-average common stock outstanding	123,249,757	96,327,956	118,430,851	96,314,179
Net loss per share, basic and diluted	$(0.42)	$(0.28)	$(0.76)	$(0.50)

The Company’s potential dilutive securities include unvested restricted stock, common stock options and common stock warrants. The Company excluded the following potential common stock, presented based on amounts outstanding at period end, from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	AS OF JUNE 30,
	2022	2021
Unvested restricted stock	1,333	13,926
Options to purchase common stock	23,528,807	17,572,807
Common stock warrants	12,383,304	172,949
Total	35,913,444	17,759,682

15. INCOME TAXES

The Company did not record income tax expense for the three and six months ended June 30, 2022 and 2021 due to the Company’s historical net operating losses, forecasted continued net operating losses, and the Company’s recognition of a full valuation allowance.

The effective tax rate differs from the statutory rate, primarily due to the Company’s history of incurring losses, which have not been benefited, and other permanent differences. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.

16. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company’s significant operating leases entered as of December 31, 2021, are disclosed in Note 18, Commitments and Contingencies – Operating Leases, of the notes to the audited consolidated financial statements for the year ended December 31, 2021 as filed with the SEC on March 31, 2021 on Form 8-K/A. Since the date of those financial statements, the Company has entered into new operating leases or has modified existing operating leases for the six months ended June 30, 2022, as noted below.

On September 30, 2021, the Company entered into a lease for new laboratory, office and greenhouse space in Durham, North Carolina, which commenced in January 2022. The lease term expires in July 2033, unless extended. The base rent for this lease is approximately $2.3 million per year, subject to a 3% increase each year.

In March 2022, the Company entered into a lease for new laboratory space in Lexington, Massachusetts, which commenced in May 2022. The lease term expires in July 2033. The base rent for this lease is $3.9 million per year, subject to a 3% increase each year.

Total rent expense in the condensed consolidated statements of operations for the operating leases was approximately $6.8 million and $1.9 million for the six months ended June 30, 2022 and 2021, respectively. Total rent expense in the condensed consolidated statements of operations for the operating leases was approximately $4.0 million and $1.0 million for the three months ended June 30, 2022 and 2021, respectively.

A summary of the Company’s future minimum lease payments under noncancelable operating leases, excluding tenant improvement payables, as of June 30, 2022, is as follows (in thousands):

AS OF JUNE 30, 2022
Remainder of 2022	$4,554
2023	9,573
2024	8,285
2025	7,296
2026	7,018
Thereafter	43,975
Total	$80,701

Legal proceedings

Legal claims may arise from time to time in the normal course of business. There are no such claims as of three and six months ended June 30, 2022 and 2021, that are expected to have a material effect on the Company’s condensed consolidated financial statements.

Other funding commitments

In December 2020, the Company entered into an assignment and license agreement with Bayer CropScience LLP (“Bayer”) under which the Company may be obligated to make milestone and royalty payments. These payment obligations are contingent upon future events, such as achieving certain development, regulatory, and commercial milestones or generating product sales. The timing of these events is uncertain; accordingly, the Company cannot predict the period during which these payments may become due. The Company have agreed to pay up to $2.0 million in milestone payments under this assignment and license agreement when certain development milestones are met. The Company assessed the milestones for the six months ended June 30, 2022 and concluded no such milestone payments were deemed probable nor due.

In November 2021, the Company entered into a manufacturing and development contract service agreement with a contract development and manufacturing organization for the Company’s mRNA COVID-19 vaccine. Based on the Company’s minimum purchase commitments, the Company expects to pay the organization a minimum of approximately $11.5 million in service fees under the agreement, excluding the cost of raw materials. Based on the current schedule, the Company expects to incur the majority of these expenses in 2022 and the remainder in 2023. For the six months ended June 30, 2022, the Company has incurred approximately $3.9 million in costs under this service agreement.

17. SUBSEQUENT EVENTS

Private Placement and Securities Subscription Agreement

On August 11, 2022, the Company entered into Securities Subscription Agreements (the “Subscription Agreements”) with certain accredited investors (collectively, the “Purchasers”), providing for the sale by the Company of 27,640,301 shares (the “Shares”) of its common stock (the “Common Stock”) at a purchase price of $3.92 per share, in a private placement (the “Private Placement”). The Shares were issued (the “Closing”) simultaneously with the execution and delivery of the Subscription Agreements.

The Company has $108.4 million committed under the executed Subscription Agreements, of which we have received the entire $108.4 million at the time these interim financial statements are issued. The Company intends to use the net proceeds from the Private Placement to fund ongoing clinical development and commercialization of its existing product pipeline.

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

Overview

GreenLight Biosciences Holdings, PBC is a pre-commercial stage biotechnology company with a proprietary cell-free ribonucleic acid (RNA) production platform for the discovery, development, and commercialization of high-performing products to promote healthier plants, foods, and people. Our vision is to pave the way for a sustainable planet through widely available and affordable RNA products. We are developing RNA products for plant and life science applications to advance crop management, plant protection, animal health, vaccine development and pandemic preparation. We have a pipeline of product candidates across various stages of development.

Since our inception in 2008, we have devoted substantially all of our efforts and financial resources to conducting research and development activities for our programs, acquiring, in-licensing, and discovering product candidates, securing related intellectual property rights, raising capital, and organizing and staffing our company. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily with proceeds from the sale of capital stock and to a lesser extent proceeds from the issuance of collaboration agreements, convertible notes and debt financings. From our founding through June 30, 2022, we have raised funds through proceeds from the sale of our capital stock, from the Business Combination including the PIPE prepayment and from the issuance of debt.

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $90.1 million and $48.5 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and December 31, 2021 we had an accumulated deficit of $343.7 million and $253.6 million, respectively. We expect to continue to incur significant expenses and increasing operating losses. If we continue with all of our current programs, we expect that our expenses and capital requirements may increase substantially in connection with our ongoing activities, particularly if and as we:

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

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. We expect to finance our operations through the sale of equity securities, debt financings or other capital sources, which may continue to include collaborations with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise sufficient capital or enter into such agreements or arrangements as and when needed, we may have to significantly delay, scale back, or discontinue the development and commercialization of one or more of our product candidates and delay or discontinue the pursuit of potential in-license or acquisition opportunities.

Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations. The Company expects that its existing cash and cash equivalents of $44.1 million as of June 30, 2022 in combination with proceeds of $108.4 million received as of August 12, 2022 pursuant to the Subscription Agreements, will last through the second quarter of 2023 but will not be sufficient to fund its operations for twelve months from the date these interim financial statements are issued. We are evaluating a range of opportunities to extend cash runway, including management of program spending, platform licensing collaborations and potential financing activities.

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

Recent Developments

Human Health Programs

COVID-19 Vaccine Program

Our COVID-19 vaccine candidate, GLB-CoV-2-043, which is based on the original “Wuhan” strain of the COVID-19 virus has successfully completed preclinical testing and we are pursuing approval to begin clinical trials. In April of 2022, we applied for a Clinical Trials Application, or CTA, with the South African Health Products Regulatory Authority, or SAHPRA for a phase I/II single-vaccination booster study. That application was rejected with the recommendation that the resubmission include more detail on the specific benefits our testing efforts and a resulting vaccine will bring to South Africa considering the ready availability of other COVID-19 vaccines in that country. We plan on amending and resubmitting our CTA with that data in August and are also reviewing other countries in which to begin clinical trials and whether to do so in combination with a US-based Investigational New Drug, or IND, application with the FDA. We can offer no assurance that our resubmitted CTA or other clinical trial applications will be accepted by regulatory authorities.

Shingles Vaccine Program

Since March 2022, our shingles vaccine program has progressed from the stage of concept evaluation to the stage of antigen design. In March 2022 we granted Serum Institute of India Private Limited, or SIIPL, an exclusive license to use our proprietary technology platform to develop, manufacture and commercialize an mRNA shingles product and up to two other mRNA products in all territories other than the United States, the 27 member states of the European Union, the United Kingdom, Australia, Japan, New Zealand, Canada, South Korea, China, Hong Kong, Macau, and Taiwan. Pursuant to our arrangement with SIIPL, we are performing the design and preclinical research work to develop a shingles vaccine candidate. Once a candidate is selected, SIIPL will undertake toxicology testing, clinical and manufacturing development, product registration and commercialization in the licensed regions. We currently project that we will select a candidate in 2023 to enable SIIPL to commence clinical development thereafter.

Seasonal Flu Vaccine Program

We continue to pursue antigen design to enable candidate selection for our seasonal flu vaccine program and remain in the early stages of evaluation. We have begun to design and test mRNA formulations for influenza vaccine and will proceed to preclinical toxicology testing if our research indicates we have a formulation we believe is promising.

Gene Therapy and Other Early-Stage R&D Programs

Our early-stage research programs include efforts to develop gene therapy for sickle cell disease, as well as programs for antibody therapy and supra-seasonal flu. All of these programs are still in the early stages of concept development. We have recently decided to pause work on our these early-stage research programs to concentrate our efforts on the research and development of our more promising and later-stage product candidates.

Plant Health Programs

The success of our Plant Health product pipeline will depend on us inventing and bringing to market new uses of RNA in agriculture. Since our product candidates are first of a kind, we typically do not project the timing of a product candidate coming to market until Phase 3 of our development process when we draft a FIFRA dossier for internal review. Our initial experience with bringing RNA-based agricultural products to market were based on the conception, development and testing of Calantha and we continue to grow our development and regulatory experience as we develop RNA solutions to manage a range of target pests.

Varroa Mite Program

We are in the process of preparing a registration for our Varroa mite product for submission to the EPA and are conducting studies necessary for that submission using the EPA’s Guidance on Exposure and Effects Testing for Assessing Risks to Bees. The viscosity of our formulation makes it difficult for us to rely solely on Tier 1 toxicity study under the EPA guidance and we have therefore recently decided to conduct Tier 2 toxicity studies, which we expect will delay our registration to late in the last half of 2022.

Diamond Back Moth Program

We continue to adjust the formulation of our Diamond Back Moth candidate based on data from field testing and now target commercialization after 2026, assuming regulatory approval.

Botrytis Program

We continue to adjust the formulation of our Botrytis candidate based on data from field testing and now target commercialization after 2025, assuming regulatory approval.

Fusarium Head Blight

We are about to begin early field testing of our Fusarium product candidates and expect that we will need to complete 2 seasons of field testing given the importance of mycotoxin control for public health and thus we have revised our timeline accordingly.

Facilities

In August of 2021, we entered into a lease for cleanroom space at a facility in Burlington, Massachusetts for production of clinical trial materials and produced the first batch of our Covid-19 vaccine at that facility. We terminated the Burlington lease without fees or write-offs in June 2022 in favor of a 10-year lease for 59,000 square feet in Lexington, Massachusetts which we entered into in March of 2022. We anticipate reestablishing our ability to produce GMP level clinical trial vaccine material in Lexington in the second half of 2023.

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

Financial Overview

Components of Our Results of Operations

Revenue

For the six months ended June 30, 2022, we have not recognized any revenue from product sales. If our development efforts for our product candidates are successful and result in regulatory approval, or license agreements with third parties, we may generate revenue in the future from product sales or license agreements. However, there can be no assurance as to when we will generate such revenue, if at all.

License and Collaboration Revenue

Collaboration revenue is related to our collaboration agreement with Serum Institute of India Private Limited (“SIIPL”) which was entered into in March 2022. For the three and six months ended June 30, 2022, we recognized $1.7 million of revenue primarily related to the delivery of IP and research services, which includes manufacturing technology transfer services.

Grant Revenue

In July 2020, we entered into a grant agreement with the Bill & Melinda Gates Foundation to advance research in in vivo gene therapy for sickle cell disease and to explore new, low-cost capabilities for the in vivo functional cure of sickle cell and/or durable suppression of HIV in developing countries. We were approved to receive a grant of $3.3 million in the aggregate. As of June 30, 2022, we had received the entire grant amount, of which $0.7 million was recorded as deferred revenue as of that date. The grant agreement provides for payments to reimburse qualifying costs, including general and administrative costs, incurred to perform our obligations under the agreement. Revenue from this grant agreement is recognized as the qualifying costs related to the grant are incurred, and any amounts received in excess of revenue recognized are initially recorded as deferred revenue on our condensed consolidated balance sheets and later recognized as revenue when qualified costs are incurred. The revenue recognized through June 30, 2022 under the grant was related to qualifying research and development expenditures that we incurred. The research supported by this grant is expected be completed by the end of 2022.

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

We anticipate that our general and administrative expenses will increase commensurate with future commercialization of our products and expansion of research collaboration work. We also anticipate that we will incur significantly increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company.

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

Provision for Income Taxes

Our income tax provision consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law. There is no provision for income taxes for the three and six months ended June 30, 2022 and 2021, respectively, as we have historically incurred net operating losses, and expect to continue to generate net operating losses. Based on this history of net operating losses, we also maintain a full valuation allowance against our deferred tax assets.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	THREE MONTHS ENDED JUNE 30,		INCREASE /
Dollars (in thousands)	2022	2021	(DECREASE)
License and collaboration revenue	$1,748	$—	$1,748
Grant revenue	20	493	(473)
Total revenue	1,768	493	1,275
Operating expenses:
Research and development	44,151	22,009	22,142
General and administrative	9,577	4,933	4,644
Total operating expenses	53,728	26,942	26,786
Loss from operations	(51,960)	(26,449)	(25,511)
Other expenses:
Interest income	57	5	52
Interest and other expense	(1,338)	(529)	(809)
Change in fair value of warrant liability	1,315	(201)	1,516
Total other income (expense), net	34	(725)	759
Net loss	$(51,926)	$(27,174)	$(24,752)

License and Collaboration Revenue

For the three months ended June 30, 2022, we recognized $1.7 million of revenue from our license and collaboration agreement with SIIPL primarily related to the delivery of IP and research services, which includes manufacturing technology transfer services. Because the license and collaboration agreement was executed in March 2022, we did not recognize any revenue under this agreement for the three months ended June 30, 2021.

Grant Revenue

Grant revenue was $20,000 for the three months ended June 30, 2022, compared to grant revenue of $0.5 million for the three months ended June 30, 2021. All of our grant revenue is derived from a grant made by the Bill & Melinda Gates Foundation in July 2020. The decrease in grant revenue is due to a decrease of costs incurred under this grant.

Research and Development Expenses

	THREE MONTHS ENDED JUNE 30,		INCREASE /
Dollars (in thousands)	2022	2021	(DECREASE)
Program expense	$23,675	$9,956	$13,719
Personnel costs	13,499	8,476	5,023
Other	6,977	3,577	3,400
Total research and development expenses	$44,151	$22,009	$22,142

Research and development expense was $44.2 million for the three months ended June 30, 2022, compared to $22.0 million for the three months ended June 30, 2021. The increase of $22.2 million resulted primarily from increased program costs related to commercial-scale engineering run, specifically costs of approximately $15.0 million related to R&D materials and service fees supporting the commercial-scale engineering run, pre-clinical trial activities and personnel expenses, as well as facilities costs such as rent and depreciation expenses.

Our headcount supporting research and development activities increased, which generated additional personnel-related costs of $5.0 million. Other research and development costs increased by approximately $3.4 million, primarily related to a $2.6 million increase in rental expense as we expanded our footprints and entered into multiple leases during 2021 and 2022, and an increase of $0.7 million in depreciation expense due to an increase in capitalized expenditures for lab equipment and lab space leasehold improvements.

General and Administrative Expenses

General and administrative expense was $9.6 million for the three months ended June 30, 2022, compared to $4.9 million for the three months ended June 30, 2021. The increase of $4.7 million was primarily due to an increase of $1.4 million in personnel-related costs in general and administrative functions, which resulted from increased headcount supporting general and administrative activities; a $1.3 million increase in professional services fees; and an increase of $2.0 million related to facilities and other administrative expenses.

Interest Income

For the three months ended June 30, 2022, interest income increased by an insignificant amount.

Interest Expense

Interest expense was $1.3 million for the three months ended June 30, 2022, compared to $0.5 million for the three months ended June 30, 2021. The increase of $0.8 million is primarily related to interest accrued on the various loan agreements we entered into during the second half of 2021.

Change in Fair Value of Warrant Liabilities

Other income attributable to the change in fair value of warrant liabilities was $1.3 million for the three months ended June 30, 2022 compared to an expense of $0.2 million for the three months ended June 30, 2021. The entire decrease of $1.5 million in the fair value of our warrant liabilities was due to the decrease in the fair value of the private placement warrants.

Results of Operations

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021:

	SIX MONTHS ENDED JUNE 30,		INCREASE /
Dollars (in thousands)	2022	2021	(DECREASE)
License and collaboration revenue	$1,748	$—	$1,748
Grant revenue	277	818	(541)
Total revenue	2,025	818	1,207
Operating expenses:
Research and development	71,432	39,420	32,012
General and administrative	19,332	8,831	10,501
Total operating expenses	90,764	48,251	42,513
Loss from operations	(88,739)	(47,433)	(41,306)
Other expenses:
Interest income	61	16	45
Interest and other expense	(2,411)	(840)	(1,571)
Change in fair value of warrant liability	956	(200)	1,156
Total other expense, net	(1,394)	(1,024)	(370)
Net loss	$(90,133)	$(48,457)	$(41,676)

License and Collaboration Revenue

For the six months ended June 30, 2022, we recognized $1.7 million of revenue from our license and collaboration agreement with SIIPL primarily related to the delivery of IP and research services, which includes manufacturing technology transfer services. Because the license and collaboration agreement was executed in March 2022, we did not recognize any revenue under this agreement for the six months ended June 30, 2021.

Grant Revenue

Grant revenue was $0.3 million for the six months ended June 30, 2022, compared to grant revenue of $0.8 million for the six months ended June 30, 2021. All of our grant revenue is derived from a grant made by the Bill & Melinda Gates Foundation in July 2020. The decrease in grant revenue is due to a decrease of costs incurred under this grant.

Research and Development Expenses

	SIX MONTHS ENDED JUNE 30,		INCREASE /
Dollars (in thousands)	2022	2021	(DECREASE)
Program expense	$31,663	$17,078	$14,585
Personnel costs	26,127	15,517	10,610
Other	13,642	6,825	6,817
Total research and development expenses	$71,432	$39,420	$32,012

Research and development expense was $71.4 million for the six months ended June 30, 2022, compared to $39.4 million for the six months ended June 30, 2021. The increase of $32.0 million resulted primarily from increased program costs related to commercial-scale engineering run, specifically costs of approximately $15.0 million related to R&D materials and service fees supporting the commercial-scale engineering run, pre-clinical trial activities and personnel expenses, as well as facilities costs such as rent and depreciation expenses.

Our headcount supporting research and development activities increased, which generated additional personnel-related costs of $10.6 million. Other research and development costs increased by approximately $6.8 million, primarily related to a $4.3 million increase in rental expense as we expanded our footprints and entered into multiple leases during 2021 and 2022, and an increase of $1.6 million in depreciation expense due to an increase in capitalized expenditures for lab equipment and lab space leasehold improvements.

General and Administrative Expenses

General and administrative expense was $19.3 million for the six months ended June 30, 2022, compared to $8.8 million for the six months ended June 30, 2021. The increase of $10.5 million was primarily due to an increase of $4.1 million in personnel-related costs in general and administrative functions, which resulted from increased headcount supporting general and administrative activities; a $3.1 million increase in professional services fees to support the Business Combination Agreement; and an increase of $3.4 million related to facilities and other administrative expenses.

Interest Income

For the six months ended June 30, 2022, interest income increased by an insignificant amount.

Interest Expense

Interest expense was $2.4 million for the six months ended June 30, 2022, compared to $0.8 million for the six months ended June 30, 2021. The increase of $1.6 million is primarily related to interest accrued on the various loan agreements we entered into during the second half of 2021.

Change in Fair Value of Warrant Liabilities

Other income attributable to the change in fair value of warrant liabilities was $1.0 million for the six months ended June 30, 2022, compared to an expense of $0.2 million for the six months ended June 30, 2021. The entire decrease of $1.2 million in the fair value of our warrant liabilities was due to the decrease in the fair value of the private placement warrants.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have generated recurring net losses. We do not have any products approved for sale and have not yet commercialized any product. Since our inception, we have funded our operations primarily through proceeds from the issuance of preferred stock and to a lesser extent through the issuance of convertible notes and debt financings. From our founding through June 30, 2022, we have raised an aggregate of approximately $330.2 million of net proceeds from the sale of our preferred stock, the Business Combination including the PIPE prepayment, and from founding through June 30, 2022 we have raised $67.0 million from the issuance of debt and convertible notes. As of June 30, 2022, we had cash and cash equivalents of $44.1 million.

Business Combination and PIPE Financing

In February 2022, we consummated the Business Combination with ENVI, which generated gross proceeds to New GreenLight of approximately $136.4 million, including $124.3 million from the PIPE Financing and $12.1 million from the trust account (after redemptions). The gross proceeds do not reflect transaction costs of $26.7 million. For more information, see “—Recent Developments—Business Combination and Public Company Costs” above.

Private Placement and Securities Subscription Agreement

On August 11, 2022, we entered into Securities Subscription Agreements (the “Subscription Agreements”) with certain institutional accredited investors (collectively, the “Purchasers”), providing for the sale by us of 27,640,301 shares (the “Shares”) of our common stock (the “Common Stock”) at a purchase price of $3.92 per share, in a private placement (the “Private Placement”). The Shares were issued (the “Closing”) simultaneously with the execution and delivery of the Subscription Agreements. The aggregate gross proceeds for the Private Placement were approximately $108.4 million. The gross proceeds do not reflect transaction costs. We intend to use the net proceeds from the Private Placement to fund ongoing clinical development and commercialization of our existing product pipeline.

Horizon Loan Agreement

In December 2021, we entered into a loan and security agreement with Horizon Technology Finance Corporation and Powerscourt Investments XXV, LP (together, “Horizon”), which provided for a term loan facility in an aggregate principal amount of up to $25.0 million, $15.0 million of which was borrowed at the closing and the remainder of which may be borrowed following the achievement of certain milestones, but not after June 30, 2022. As of June 30, 2022, we had not borrowed, and may no longer borrow the remainder of the term loan. Under the agreement, in January 2022 the lenders were granted 10-year warrants to purchase shares of common stock of GreenLight. The warrants are exercisable in the aggregate for a number of shares equal to 3% of the total term loan facility (assuming we borrow the full facility amount of $25.0 million) divided by the exercise price of the warrants. Upon the closing of the Business Combination, the warrants became warrants to purchase shares of New GreenLight Common Stock based on the exchange ratio under the Business Combination Agreement.

Accrued interest is payable monthly. Under the terms of our agreement, this loan accrues interest at a floating rate per annum equal to one-month prime rate as reported in the Wall Street Journal on a date that is 5 business days prior to the funding date of the Loan plus 5.75%. The principal of each term loan must be repaid in equal monthly installments beginning February 1, 2023 (or August 1, 2023 if we borrow any of the remaining $10.0 million), with a scheduled final maturity date of July 1, 2025. We may prepay the term loans in full, but not in part, without premium or penalty, other than a premium equal to (i) 3% of the principal amount of any prepayment made within 12 months after the applicable funding date, (ii) 2% of the principal amount of any prepayment made between 12 and 24 months after the applicable funding date and (iii) 1% of the principal amount of any prepayment made more than 24 months after the applicable funding date. On the earlier of the scheduled final maturity date and the prepayment in full of the term loans, we must pay a final payment fee equal to 3.0% of the original principal amount of the funded term loans.

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

Silicon Valley Bank Loan Agreement

In September 2021, we entered into a loan and security agreement with Silicon Valley Bank, or SVB, providing for a term loan facility in an aggregate principal amount of up to $15.0 million, $10.0 million of which we borrowed at the closing and the remainder of which we may borrow following the achievement of certain milestones, but not after March 31, 2022. We did not borrow any additional amounts from SVB before March 31, 2022. At the closing, we granted SVB a 10-year warrant to purchase up to 51,724 shares of GreenLight Common Stock (assuming we borrow the entire $15.0 million from SVB). Upon the closing of the Business Combination, the warrants became warrants to purchase shares of New GreenLight Common Stock based on the exchange ratio under the Business Combination Agreement.

Accrued interest is payable monthly. Under the terms of our agreement, this loan accrues interest at a floating rate per annum equal to the greater of (i) three and one half of one percent (3.50%) and (ii) the prime rate (as stated in the Wall Street Journal) plus the prime rate margin of one quarter of one percent (0.25%). The principal of each term loan must be repaid in equal monthly installments beginning April 1, 2022 (or October 1, 2022, if the Company borrows any of the remaining $5.0 million), with a scheduled final maturity date of September 1, 2024. On the earlier of the scheduled final maturity date and the prepayment in full of the term loans, the Company must pay a final payment fee equal to 4.0% of the original principal amount of the term loans. The Company may prepay the term loans in increments of $5.0 million and without premium or penalty, other than a premium equal to (i) with respect to any prepayment made on or before September 22, 2022, 3% of the principal so prepaid, (ii) with respect to any prepayment made after September 22, 2022 and on or before September 22, 2023, 2% of the principal so prepaid and (iii) with respect to any prepayment made after September 22, 2023 and on or before September 1, 2024, 1% of the principal so prepaid.

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

Funding Future Operations; Going Concern

The Company estimates that its existing cash and cash equivalents of $44.1 million as of June 30, 2022 in combination with proceeds of $108.4 million received as of August 12, 2022 pursuant to the Subscription Agreements, will last through the second quarter of 2023 but will not be sufficient to fund its operations for twelve months from the date these interim financial statements are issued. As a result, there is substantial doubt about our ability to continue as a going concern for at least one year from the date of issuance of our financial statements, as discussed in Note 1 of the notes to our condensed consolidated financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021, included elsewhere herein.

Based on our existing cash and cash equivalents, we are evaluating a range of opportunities to extend cash runway, including management of program spending, platform licensing collaborations and potential financing activities.

We expect to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through preclinical and clinical development and field trials, seek regulatory approval, and pursue commercialization of any approved product candidates. We anticipate that our general and administrative expenses will increase commensurate with future commercialization of our products and expansion of research collaboration work. In addition, in light of the completion of the Business Combination, we expect to incur additional costs associated with operating as a public company. Because of the numerous risks and uncertainties associated with research, development, and commercialization of our product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future capital requirements will depend on many factors, including:

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
•
our headcount and associated costs and establish a commercial infrastructure;
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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	SIX MONTHS ENDED JUNE 30,		INCREASE /
	2022	2021	(DECREASE)
Net cash (used in) operating activities	$(72,165)	$(42,300)	$(29,865)
Net cash (used in) investing activities	(12,833)	(6,786)	(6,047)
Net cash provided by financing activities	98,643	6,445	92,198
Net increase (decrease) in cash, cash equivalents and restricted cash	$13,645	$(42,641)	$56,286

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

During the six months ended June 30, 2022, operating activities used $72.2 million of cash, primarily resulting from our net loss of $90.1 million, adjusted for non-cash items and the effect of changes in operating assets and liabilities. Non-cash adjustments primarily include stock-based compensation of $3.8 million and depreciation and amortization expense of $4.1 million. Net cash used by changes in our operating assets and liabilities consisted primarily of a $3.0 million decrease in accounts payable, an increase of $21.7 million in accrued expenses and other liabilities, a $7.5 million increase in prepaid expenses and other current assets, and an increase of $10.0 million in accounts receivable, partially offset by an increase in deferred revenue of $8.0 million. The decrease in accounts payable is related to timing of vendor invoicing and payments. The increase in accrued expenses and prepaid expenses and other assets was due to our increased level of research collaborations and manufacturing development activities related to our product candidates.

During the six months ended June 30, 2021, net cash used in operating activities was $42.3 million. Net cash used in operating activities consists of net loss of $48.5 million, adjusted for non-cash items and the effect of changes in operating assets and liabilities. Non-cash adjustments primarily include depreciation and amortization expense of $2.3 million and stock-based compensation of $0.8 million. Net cash used by changes in our operating assets and liabilities primarily consisted of a $4.0 million increase in accounts payable and a $1.9 million increase in prepaid expenses. The increase in accounts payable is related to timing of vendor invoicing and payments. The increase in prepaid expenses was primarily due to our increased level of research collaborations and manufacturing development activities related to our product candidates.

Investing Activities

During the six months ended June 30, 2022, investing activities used $12.8 million of cash, consisting primarily of purchases of property and equipment, of which a substantial majority related to laboratory and facilities improvements in Durham, North Carolina and Lexington, Massachusetts as well as purchases of laboratory equipment and facilities improvements for our manufacturing facility in Rochester, New York.

During the six months ended June 30, 2021, investing activities used $6.8 million of cash consisting of purchases of property and equipment, of which a substantial majority related to purchases of laboratory equipment and facilities improvements for our manufacturing facility in Rochester, New York, construction of cleanrooms and preclinical manufacturing capacity in our facility in Burlington, Massachusetts, and laboratory construction in our facility in Woburn, Massachusetts.

Financing Activities

During the six months ended June 30, 2022, financing activities provided $98.6 million of cash, consisting primarily of $78.5 million of net proceeds from the Business Combination, net of transaction costs, $21.8 million in proceeds from issuance of convertible debt from PIPE Investors, and $1.2 million of proceeds from the exercise of public warrants, which were partially offset by $2.7 million of repayments on our secured debt and term loan payable.

During the six months ended June 30, 2021, financing activities provided $6.4 million of cash, consisting primarily of $7.1 million of proceeds from secured debt offset by repayments of our capital lease obligations.

Contractual Obligations and Commitments

Operating Lease Obligations

We have non-cancelable operating lease obligations, consisting primarily of lease payment obligations for our facilities, including our headquarters in Medford, Massachusetts; a clean room in Burlington, Massachusetts; office, laboratory and greenhouse space in Durham, North Carolina; laboratory and office space in Woburn, Massachusetts; office and laboratory space in Lexington, Massachusetts, and our manufacturing facilities in Rochester, New York. The leases for these facilities expire on various dates through 2026, unless extended.

In March 2022, the Company entered into a lease for new laboratory space in Lexington, Massachusetts, which commenced in May 2022. The lease term expires in July 2033. The base rent for this lease is $3.9 million per year, subject to a 3% increase each year.

See Note 16, Commitments and Contingencies — Operating Leases, of the notes to our condensed consolidated financial statements for the six months ended June 30, 2022 and 2021, for further information on our future operating lease obligations.

Purchase Obligations

In the normal course of business, we enter into contracts with third parties for field trials, preclinical studies and research and development supplies. These contracts generally do not contain minimum purchase commitments and provide for termination on notice, and therefore are cancellable contracts.

License Agreement Obligations

In December 2020, we entered into an assignment and license agreement with Bayer CropScience LLP (“Bayer”) under which we may be obligated to make milestone and royalty payments. These payment obligations are contingent upon future events, such as achieving certain development, regulatory, and commercial milestones or generating product sales. The timing of these events is uncertain; accordingly, we cannot predict the period during which these payments may become due. We have agreed to pay up to $2.0 million in milestone payments under this assignment and license agreement when certain development milestones are met. The Company assessed the milestones for the three and six months ended June 30, 2022 and concluded no such milestone payments were deemed probable nor due.

In August 2020, we entered into a license agreement with Acuitas Therapeutics, Inc. (“Acuitas”) under which we are obligated to make potential milestone payments, royalty payments, or both. These payment obligations are contingent upon future events, such as achieving certain clinical and regulatory milestones and generating product sales. Such payments are dependent upon the development of products using the intellectual property licensed under the agreements and are contingent upon the occurrence of future events. The potential clinical and regulatory milestone payments that Acuitas is entitled to receive is in the low double-digit millions for the first option exercised. With respect to the sale of each licensed products, the Company is also obligated to pay Acuitas royalties in the low single digit percentages on net sales of the licensed products by the Company and its affiliates and sublicensees in a given country until the last to occur, in such country, of (i) the expiration or abandonment of all licensed patent rights covering the licensed product, (ii) expiration of any regulatory exclusivity for the licensed product, or (iii) ten years from the first commercial sale of the licensed product. For the three and six months ended June 30, 2022, none of these events were deemed probable and hence no expenses were recorded.

Debt Obligations

See Note 10, Debt, of the notes to our condensed consolidated financial statements included elsewhere in this filing for further information on our future debt repayment obligations.

Manufacturing Commitments and Obligations

In November 2021, we entered into the Samsung Agreements, pursuant to which we engaged Samsung as a contract development and manufacturing organization for our mRNA COVID-19 vaccine. Pursuant to the Samsung Agreements, we must, among other things, (a) pay Samsung service fees for its pharmaceutical development and manufacturing services, (b) purchase certain minimum quantities of drug products, and (c) pay Samsung, on a minimum take-or-pay basis for each year under the agreement, for our minimum purchase commitments, as determined under the terms of the Samsung Agreements. Based on our minimum purchase commitments, we expect to pay Samsung a minimum of approximately $11.5 million in service fees under the Samsung Agreements, excluding the cost of raw materials. For the six months ended June 30, 2022, the Company has incurred approximately $3.9 million in costs under this service agreement. Based on our current schedule, we expect to incur approximately $2.5 million of these expenses in the second half of 2022 and approximately $4.8 million throughout 2023.

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

Pursuant to the License Agreement, SIIPL will pay the Company an upfront license fee of $5.0 million, as well as payments upon additional target selection and reservation of exclusivity. The Company may receive up to a total of an additional $17.0 million in development, regulatory and commercial (net sales) based milestone payments across all three product targets, as well as manufacturing technology transfer payments up to $10.0 million. SIIPL shall pay royalty payments in the mid-double digits, based on the net sales of products resulting from the licensed technology for the term of the License Agreement. The License Agreement shall terminate on a product-by product and country-by-country basis on the later of the expiration of the patent rights owned by the Company or the tenth anniversary of the first commercial sale of the applicable product(s) in the applicable country. The Company has recorded a receivable of $10 million as of June 30, 2022 for the amounts billed to SIIPL in accordance with the terms of the Agreement.

The Company has determined that the Agreement falls within the scope of ASC 606, Revenue Recognition, ("ASC 606") as it includes a customer-vendor relationship as defined by ASC 606 and thus represents a contract with a customer. The Company has determined that the license of IP granted is not distinct from the research services, which includes manufacturing technology transfer services, and thus should be combined. The Agreement contains a single performance obligation for the combined License of IP and research services. Revenue from the contract will be recognized over time, using an input-method based on labor costs as a percentage of total expected labor costs. The Company has determined that variable consideration from the development and regulatory payments, as well as the $5.0 million of the manufacturing technology transfer payment, in the Agreement should be fully constrained as of June 30, 2022, and commercial milestones and royalties will be recognized in the period the underlying sales occur. For the three and six months ended June 30, 2022, $1.7 million had been recorded from the Agreement and the remaining amount of billed and unconstrained consideration is recorded as deferred revenue. Based on current estimated timelines, the Company expects to recognize the deferred revenue over approximately 12 months and is classified as current in the condensed consolidated balance sheets as of June 30, 2022.

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

Determination of the Fair Value of Common Stock

Since the consummation of the Business Combination, the fair value of our common stock has been based on the quoted market price on the Nasdaq Global Market.

Prior to becoming a public company as there has not been a public market for our common stock, the estimated fair value of our common stock was determined by our board of directors as of the date of grant of each option or restricted stock award, considering our most recently available third-party valuations of common stock and our board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Our common stock valuations were prepared using either an option pricing method (“OPM”) or a hybrid method, both of which used market approaches to estimate our enterprise value. The OPM treats common stock and preferred stock as call options on the total equity value of a company, with exercise prices based on the value thresholds at which the allocation among the various holders of a company’s securities changes. Under this method, the common stock has value only if the funds available for distribution to stockholders exceed the value of the preferred stock liquidation preferences at the time of the liquidity event, such as a strategic sale or a merger. A discount for lack of marketability of the common stock is then applied to arrive at an indication of value for the common stock. The hybrid method is a probability-weighted expected return method (“PWERM”) where the equity value in one or more scenarios is calculated using an OPM. The PWERM is a scenario-based methodology that estimates the fair value of common stock based upon an analysis of future values for the company, assuming various outcomes. The common stock value is based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes available as well as the rights of each class of stock. The future value of the common stock under each outcome is discounted back to the valuation date at an appropriate risk-adjusted discount rate and probability weighted to arrive at an indication of value for the common stock. A discount for lack of marketability of the common stock is then applied to arrive at an indication of value for the common stock.

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

The assumptions underlying these valuations represented management’s best estimate, which involved inherent uncertainties and the application of management’s judgment. As a result, if we had used different assumptions or estimates, the fair value of our common stock and our stock-based compensation expense could have been materially different. Following the consummation of the Business Combination, the fair value of New GreenLight Common Stock is determined based on the quoted market price on the Nasdaq Global Market.

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

Interest Rate Risk

As of June 30, 2022 and December 31, 2021, we had cash and cash equivalents which consisted of cash and money market funds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

We have exposure to interest rate risk from our variable rate debt. We do not hedge our exposure to changes in interest rates. As of June 30, 2022, we had $25.0 million in variable rate debt outstanding. A 10% change in interest rates would have an immaterial impact on annualized interest expense.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in

Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2022 to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act is recorded, processed, summarized and reported as and when required.

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

Changes in Internal Control over Financial Reporting

Other than the material weakness referenced above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From our founding through June 30, 2022, we raised net proceeds of $330.2 million from the sale of preferred stock, the Business Combination (including the PIPE Financing), and from our founding through June 30, 2022 we raised $67.0 million from the issuance of debt and convertible notes (including approximately $13.5 million of the PIPE Prepayment), which we have dedicated to the development of our RNA platform, human health product pipelines and plant health product pipelines. As of June 30, 2022, we had approximately $44.1 million in cash and cash equivalents. On August 11, 2022, we entered into Securities Subscription Agreements with certain accredited investors which we have $108.4 million committed under the executed Subscription Agreements. On February 2, 2022, we consummated the Business Combination and raised gross proceeds of approximately $136.4 million, which included funds held in ENVI’s trust account (after giving effect to redemptions of $194.9 million) and proceeds from the PIPE Financing of $124.3 million (inclusive of the PIPE Prepayment), before deducting estimated transaction expenses of $26.7 million. We have invested and will continue to invest in property, plant and equipment, and human capital and will require substantial funds to bring the current products in our product pipeline to market and to grow our business by researching, developing, and protecting products not currently in our product pipeline. Our current available funds are not sufficient for all of these activities and, as a result, there is substantial doubt about our ability to continue as a going concern.

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

We rely on a number of third-party relationships for our leases, construction of our facilities, the development, regulatory approval and commercialization of certain of our product candidates. Certain aspects of our regulatory affairs and clinical development relating to our products and product candidates are also outsourced to third parties. Reliance on third parties subjects us to a number of risks, including:

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
•
any failure on the part of such third parties to meet their contractual obligations to us because of supply chain related failures, including supply chain failures resulting from the global Covid-19 pandemic, wars such as the war in Ukraine, political and tariff disputes or other causes, any one of which could give that third party the ability to not perform its obligations to us under a claim of force majeure; and
•
any improper conduct or actions on the part of such third parties could subject us to civil or criminal investigations and monetary and injunctive penalties, impact the accuracy and timing of financial reporting and/or adversely impact our ability to conduct business, operating results and reputation.

Given these risks, there is considerable uncertainty regarding the success of current and future collaborative efforts. If these efforts fail, our product development or commercialization of product candidates could be delayed, revenues from products could decline and/or the anticipated benefits of these arrangements may not be realized.

The time and expense required to obtain regulatory approvals for our preclinical and clinical trials could be significantly greater than for more conventional therapeutic technologies or products. If clinical trials of any product candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities, do not otherwise produce positive results or are for other reasons are not satisfactory to those authorities, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidates.

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

The time required to obtain approval or licensure by the FDA and other comparable regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials, if at all, and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval and licensure policies, regulations or the type and amount of clinical data necessary to gain approval or licensure may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained marketing approval or licensure for any product candidate, and it is possible that none of our existing product candidates, or any product candidates we may seek to develop in the future, will ever obtain approval for clinical trials, marketing approval or licensure.

Our product candidates could fail to receive regulatory approval for clinical trials, marketing or licensure in the United States or other countries for many reasons, including the following:

•
the regulatory authority may disagree with the design, implementation or location of our clinical trials;
•
we may be unable to demonstrate to the satisfaction of the regulatory authority that a product candidate is safe, pure, potent or sufficiently distinguishable from existing therapies already in the market;
•
results of clinical trials may not meet the level of statistical significance required for licensure;
•
unanticipated delays in starting clinical trials or marketing of product candidates could result in test material becoming obsolete when compared to other therapies or going past is useful life which in turn would require us to obtain the production resources for replacement material, redevelop the material or cancel the development of that product candidate;
•
we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•
regulators may disagree with our interpretation of data from preclinical studies or clinical trials;
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

This lengthy licensure process as well as the unpredictability of future clinical trial regulatory approvals and results may result in our failing to obtain licensure to market any of our product candidates, which would significantly harm our business, results of operations, financial condition and prospects. The FDA and its counterparts in other countries have substantial discretion in approving clinical trials, granting licenses and determining when or whether regulatory licensure will be obtained for any of our product candidates. Even if we believe the data collected from clinical trials of our product candidates are promising, such data may not be sufficient to support licensure.

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

GreenLight Biosciences Holdings, PBC

Date: August 15, 2022	By:	/s/ Andrey J. Zarur
Andrey J. Zarur
President and Chief Executive Officer

Date: August 15, 2022	By:	/s/ Susan Keefe
Susan Keefe
Chief Financial Officer