Form 10-Q
period 2022-09-30
GreenLight Biosciences Holdings, PBC
filed 2022-11-09
CIK 1822691

c

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 4, 2022, the registrant had 151,552,065 shares of common stock, $0.0001 par value per share, outstanding.

Table of Contents

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021	4
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2022 and 2021	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52
Item 4.	Controls and Procedures	52

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	54
Item 1A.	Risk Factors	54
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	59
Item 3.	Defaults Upon Senior Securities	59
Item 4.	Mine Safety Disclosures	59
Item 5.	Other Information	59
Item 6.	Exhibits	60
Signatures		61

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
•
the risk that we will be unable to obtain regulatory approval for the Company’s product candidates, which is taking longer than anticipated and which cannot be assured or Emergency Use Authorization even if vaccine candidates are approved by regulators;
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
•
other factors detailed in the “Risk Factors” sections of this Report, the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, the Company's 10-Q for the three months ended March 31, 2022, and the Company's 10-Q for the three months ended June 30, 2022.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GREENLIGHT BIOSCIENCES HOLDINGS, PBC

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share and per share data)

	SEPTEMBER 30, 2022	DECEMBER 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$98,353	$31,446
Prepaid expenses	10,954	2,331
Total Current Assets	109,307	33,777
Restricted cash	1,321	362
Property and equipment, net	38,954	23,399
Deferred offering costs	—	4,099
Other assets	1,836	1,420
TOTAL ASSETS	$151,418	$63,058
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$3,027	$7,551
Accrued expenses	8,814	14,624
Convertible debt	—	31,691
Long-term debt, current portion	12,907	7,234
Deferred revenue, current portion	7,363	963
Other current liabilities	305	278
Total Current Liabilities	32,416	62,341
Warrant liabilities	470	2,105
Long-term debt, net of current portion	16,774	27,152
Other liabilities	17,343	1,435
TOTAL LIABILITIES	67,003	93,033
COMMITMENTS AND CONTINGENCIES (Note 16)
LEGACY REDEEMABLE CONVERTIBLE PREFERRED STOCK (Note 12)	—	—
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.0001 par value; 500,000,000 shares authorized, 151,465,425 and 96,575,107 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	15	10
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized, no shares issues and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	466,274	223,584
Accumulated deficit	(381,874)	(253,569)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	84,415	(29,975)
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$151,418	$63,058

See notes to condensed consolidated financial statements.

GREENLIGHT BIOSCIENCES HOLDINGS, PBC

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except share and per share data)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021	2022	2021
REVENUE:
License and collaboration revenue	$1,689	$—	$3,437	$—
Grant revenue	43	362	320	1,180
Total revenue	1,732	362	3,757	1,180
OPERATING EXPENSES:
Research and development	29,944	22,661	101,376	62,081
General and administrative	8,025	5,112	27,357	13,943
Total operating expenses	37,969	27,773	128,733	76,024
LOSS FROM OPERATIONS	(36,237)	(27,411)	(124,976)	(74,844)
OTHER INCOME (EXPENSE)
Interest income	240	4	301	20
Interest and other expense	(1,069)	(631)	(3,480)	(1,471)
Change in fair value of warrant liabilities	—	(1,143)	956	(1,343)
Total other income (expense), net	(829)	(1,770)	(2,223)	(2,794)
Net loss before income tax	(37,066)	(29,181)	(127,199)	(77,638)
Income tax expense	1,092	—	1,092	—
Net loss	$(38,158)	$(29,181)	$(128,291)	$(77,638)
Net loss per share — basic and diluted	$(0.27)	$(0.30)	$(1.02)	$(0.81)
Weighted-average common stock outstanding — basic and diluted	139,061,906	96,424,182	125,385,422	96,351,247

See notes to condensed consolidated financial statements.

GREENLIGHT BIOSCIENCES HOLDINGS, PBC

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (unaudited)

(In thousands, except share and per share data)

	$0.001 PAR VALUE LEGACY REDEEMABLE CONVERTIBLE PREFERRED STOCK		COMMON STOCK $0.0001 PAR VALUE		ADDITIONAL PAID-IN	ACCUMULATED	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY (DEFICIT)
Balance at January 1, 2022	134,972,944	$218,790	3,663,894	$4	$4,800	$(253,569)	$(248,765)
Retroactive application of business combination	(134,972,944)	(218,790)	92,911,213	6	218,784	-	218,790
Adjusted balance, beginning of period	-	-	96,575,107	10	223,584	(253,569)	(29,975)
Cashless exercise of Legacy GreenLight preferred stock warrants	-	-	490,031	-	460	-	460
Cashless exercise of Legacy GreenLight common stock warrants	-	-	170,981	-	1,183	-	1,183
Reclassification of Legacy GreenLight common stock warrants to equity	-	-	-	-	352	-	352
Conversion of convertible notes	-	-	6,719,116	1	18,290	-	18,291
Conversion of convertible notes - PIPE Investors	-	-	3,525,000	-	35,250	-	35,250
Business Combination transaction, net of transaction costs of $26.7 million	-	-	15,285,374	2	72,987	-	72,989
Vesting of restricted stock awards	-	-	1,567	-	-	-	-
Exercise of common stock options	-	-	79,055	-	22	-	22
Stock-based compensation expense	-	-	-	-	2,187	-	2,187
Exercise of public warrants	-	-	105,120	-	1,209	-	1,209
Other	-	-	29,154	-	79	(14)	65
Net loss	-	-	-	-	-	(38,207)	(38,207)
Balance at March 31, 2022	-	-	122,980,505	13	355,603	(291,790)	63,826
Reclassification of common stock warrants to equity	-	-	-	-	35	-	35
Vesting of restricted stock awards	-	-	1,331	-	-	-	-
Exercise of common stock options	-	-	681,479	-	314	-	314
Stock-based compensation expense	-	-	-	-	1,634	-	1,634
Other	-	-	-	-	(158)	-	(158)
Net loss	-	-	-	-	-	(51,926)	(51,926)
Balance at June 30, 2022	-	-	123,663,315	13	357,428	(343,716)	13,725
Vesting of restricted stock awards	-	-	1,333	-	-	-	-
Common stock issued pursuant to PIPE financing, net of transactions costs of $2.3 million	-	-	27,640,301	2	106,049	-	106,051
Exercise of common stock options	-	-	160,476	-	97	-	97
Stock-based compensation expense	-	-	-	-	2,700	-	2,700
Net loss	-	-	-	-	-	(38,158)	(38,158)
Balance at September 30, 2022	-	$-	151,465,425	$15	$466,274	$(381,874)	$84,415

See notes to condensed consolidated financial statements.

GREENLIGHT BIOSCIENCES HOLDINGS, PBC

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (unaudited)

(In thousands, except share and per share data)

	$0.001 PAR VALUE LEGACY REDEEMABLE CONVERTIBLE PREFERRED STOCK		COMMON STOCK $0.0001 PAR VALUE		ADDITIONAL PAID-IN	ACCUMULATED	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY (DEFICIT)
Balance at January 1, 2021	134,952,637	$218,787	3,252,636	$3	$2,434	$(141,259)	$(138,822)
Retroactive application of business combination	(134,952,637)	(218,787)	93,031,647	7	218,780	-	218,787
Adjusted balance, January 1, 2021	-	-	96,284,283	10	221,214	(141,259)	79,965
Vesting of restricted stock awards	-	-	7,271	-	-	-	-
Stock-based compensation expense	-	-	-	-	348	-	348
Exercise of common stock options	-	-	24,582	-	6	-	6
Net loss	-	-	-	-	-	(21,283)	(21,283)
Balance at March 31, 2021	-	-	96,316,136	10	221,568	(162,542)	59,036
Vesting of restricted stock awards	-	-	6,171	-	-	-	-
Exercise of common stock options	-	-	53,398	-	24	-	24
Stock-based compensation expense	-	-	-	-	407	-	407
Net loss	-	-	-	-	-	(27,174)	(27,174)
Balance at June 30, 2021	-	-	96,375,705	10	221,999	(189,716)	32,293
Vesting of restricted stock awards	-	-	26,434	-	-	-	-
Warrants issued in connection with debt	-	-	-	-	231	-	231
Exercise of common stock options	-	-	102,238	-	75	-	75
Stock-based compensation expense	-	-	-	-	537	-	537
Net loss	-	-	-	-	-	(29,181)	(29,181)
Balance at September 30, 2021	-	$-	96,504,377	$10	$222,842	$(218,897)	$3,955

See notes to condensed consolidated financial statements.

GREENLIGHT BIOSCIENCES HOLDINGS, PBC

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(128,291)	$(77,638)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	5,877	3,675
Loss (gain) on disposal of property and equipment	477	(5)
Stock-based compensation expense	6,521	1,292
Non-cash interest expense	—	738
Change in fair value of warrant liabilities	(956)	1,343
Amortization of deferred finance costs	701	—
Changes in operating assets and liabilities
Prepaid expenses and other assets	(9,039)	(919)
Accounts payable	(4,002)	1,276
Accrued expenses and other liabilities	8,192	3,349
Deferred rent	1,978	(68)
Deferred revenue	6,400	(284)
Net cash used in operating activities	(112,142)	(67,241)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	37	—
Purchases of property and equipment	(22,944)	(11,362)
Net cash used in investing activities	(22,907)	(11,362)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from business combination, net of transaction costs	78,543	—
Proceeds from issuance of convertible debt - PIPE Investors	21,750	—
Proceeds from the issuance of common stock pursuant to PIPE Financing, net of transaction costs	106,339	—
Proceeds from stock option exercises	433	105
Proceeds from secured debt, net of issuance costs and security deposits	—	20,321
Principal payments on debt	(4,630)	(1,558)
Exercise of public warrants	1,209	—
Repayments of tenant improvement allowance	(230)	—
Payments of deferred offering costs	—	(492)
Principal payments on capital lease obligations	(499)	—
Net cash provided by financing activities	202,915	18,376
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	67,866	(60,227)
Cash, cash equivalents and restricted cash, beginning of period	31,808	95,148
Cash, cash equivalents and restricted cash, end of period	$99,674	$34,921
SUPPLEMENTAL DISCLOSURE OF CASH-FLOW INFORMATION
Cash paid for interest	$2,041	$551
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment included in accrued expenses and accounts payable	$147	$1,296
Property and equipment acquired through capital lease	$71	$—
Conversion of convertible debt to equity	$53,541	$—
Legacy GreenLight cashless warrant exercises	$1,643	$—
Warrant liabilities assumed in the Business Combination	$1,341	$—
Debt issuance costs included in accrued expenses and accounts payable	$—	$141
Deferred financing costs in accrued expenses and accounts payable	$288	$2,097
Non-cash equipment financing issuance costs	$—	$370

	NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$98,353	$34,754
Restricted cash	1,321	167
Total cash, cash equivalents and restricted cash	$99,674	$34,921

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

The Company is located and headquartered in Medford, Massachusetts. The Company has additional lab and office space in Durham, North Carolina, additional lab and office space in Woburn, Massachusetts, additional lab and office space in Lexington, Massachusetts, a research station in Spain, and a manufacturing facility in Rochester, New York. The Company’s revenues and expenses are derived from operations in the United States. Since its inception, the Company has devoted substantially all of its efforts to research and development activities, including the development of the Company’s cell-free RNA production process. The Company does not currently generate revenue from sales of any products.

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

Although New GreenLight was the legal acquirer of GreenLight in the Business Combination, GreenLight is deemed to be the accounting acquirer, and the historical financial statements of GreenLight became the basis for the historical financial statements of New GreenLight upon the closing of the Business Combination. New GreenLight, together with its wholly owned subsidiaries, GreenLight Biosciences, Inc., GreenLight Pandemic Response, Inc. (“GLPRI”), GreenLight Security Corporation (“GLSC”), and GreenLight Biosciences España, S.L. ("GLESP") is referred to on a consolidated basis as the “Company”.

Upon the closing of the Business Combination, each share of Legacy GreenLight stock was exchanged for shares of Class A common stock in an amount determined by application of the exchange ratio of approximately 0.6656 (the “Exchange Ratio”). In connection with the Business Combination, the Company entered into subscription agreements with subscribers who agreed to purchase an aggregate of 12,425,000 shares of Class A common stock for a purchase price of $124.3 million (the “PIPE”), all of which were issued on the effective date. Of the total $124.3 million of PIPE proceeds, $13.5 million was received in December 2021 and $21.8 million was received in January 2022 in the form of convertible notes. Upon the closing of the Business Combination, these convertible notes converted into Class A common stock.

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

Futhermore, the historical financial statements of Legacy GreenLight became the historical financial statements of the combined Company upon the consummation of the Business Combination. As a result, the financial statements included in this report reflect (i) the historical operating results of Legacy GreenLight prior to the Business Combination; (ii) the combined results of ENVI and Legacy GreenLight following the close of the Business Combination; (iii) the assets and liabilities of Legacy GreenLight at their historical cost;

and (iv) the Legacy GreenLight’s equity structure for all periods presented, as affected by the recapitalization presentation after completion of the Business Combination.

In accordance with guidance applicable to these circumstances, the equity structure has been restated in all comparable periods up to February 2, 2022, to reflect the number of shares of the Company’s common stock, $0.0001 par value per share, issued to Legacy GreenLight’s stockholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and earnings per share related to Legacy GreenLight’s outstanding convertible preferred stock and Legacy GreenLight's common stock prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio of 0.6656 established in the Business Combination. Legacy GreenLight’s convertible preferred stock previously classified as temporary equity was retroactively adjusted, converted into common stock and reclassified to permanent equity as a result of the reverse recapitalization. See Note 3 - Business Combination for further details of the Business Combination.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary for the fair statement of the Company’s financial position, results of operations, and cash flows for the interim periods presented. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending December 31, 2022, or any other period.

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

As presented in the financial statements, the Company has incurred substantial losses since inception and incurred net losses of approximately $128.3 million and $77.6 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, the Company had an accumulated deficit of approximately $381.9 million and cash and cash equivalents of approximately $98.4 million. Cash used in operating activities totaled approximately $112.1 million and $67.2 million for nine months ended September 30, 2022 and 2021, respectively. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future.

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

As of the issuance date of the Company's unaudited interim consolidated financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021, the Company estimates that its existing cash and cash equivalents of approximately $98.4 million as of September 30, 2022 will last through the second quarter of 2023 but will not be sufficient to fund its operations for twelve months from the date these interim financial statements are issued. The Company is evaluating a range of opportunities to extend its cash runway, including management of program spending, platform licensing collaborations and potential financing activity. See Note 17 - Subsequent Events for information regarding the restructuring plan announced by the Company on October 12, 2022 to extend its cash runway.

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

If the Company is unable to obtain funding or if the funding it does obtain is insufficient to support its current operational plans, the Company will be forced to delay, reduce, or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

Based on its recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future, and need to raise additional capital to finance its future operations, the Company has concluded that there is substantial doubt about its ability to continue as a going concern within one year after the issuance date of these condensed consolidated financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Investments qualifying as cash equivalents primarily consist of money market funds. The Company’s cash and cash equivalents in the condensed consolidated balance sheets at September 30, 2022 and December 31, 2021, were approximately $98.4 million and $31.4 million, respectively.

Restricted Cash

The Company maintains letters of credit in conjunction with the Company’s lease agreements. As of September 30, 2022 and December 31, 2021, the underlying cash balance securing these letters of credit of approximately $1.3 million and $0.4 million, respectively, was classified as a noncurrent asset in the condensed consolidated balance sheets based on the terms of the respective lease agreements.

Accounts Receivable

We had no accounts receivable as of September 30, 2022. When relevant, we extend credit to a customer based on our evaluation of the customer’s financial condition. Any accounts receivable are stated at amounts due net of applicable prompt pay discounts and other adjustments. When relevant, we assess the need for an allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due and the customer’s ability to pay its obligation.

Concentrations of Credit Risk

The Company has no significant off-balance sheet credit risk. Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents and, when relevant, accounts receivable. The Company maintains deposits in accredited financial institutions in excess of federally insured limits. The Company deposits its cash and cash equivalents in financial institutions that it believes have high credit quality, has not experienced any losses on such accounts and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Concentration of credit risk with respect to prior accounts receivable was limited to customers with whom the Company had entered into collaboration agreements. The Company has not written off any accounts receivable to date. To control credit risk, when relevant, the Company performs regular credit evaluations of its customers’ financial condition.

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

Internal-Use Software and Cloud Computing Arrangements

The Company capitalizes certain implementation costs for internal-use software incurred in a cloud computing arrangement that is a service contract in accordance with ASC Topic 350, Intangibles - Goodwill and Other, ("ASC 350"). For such cloud computing service contracts, the Company capitalizes certain implementation costs such as the configuration, coding and customization of the software. Capitalizable cloud computing arrangement costs are generally consistent with those incurred during the application development stage for internal-use software, however, these costs are capitalized as other assets in the Company’s condensed consolidated balance sheets.

As of September 30, 2022, the Company capitalized implementation costs of approximately $0.4 million. There were no implementation costs capitalized as of December 31, 2021.

The Company amortizes these costs on a straight-line basis over the estimated useful life of the software, which is three years, beginning when the asset is substantially ready for use. There was no amortization expense recorded for the three and nine months ended September 30, 2022 as the asset was not substantially ready for use. The amortization of capitalized software development costs is reflected in general and administrative expenses.

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

Impairment of Long-lived Assets

The Company evaluates its long-lived assets, which consist primarily of property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Such events and circumstances include, but are not limited to, significant decreases in the market value of an asset, adverse changes in the extent or manner in which the asset is being used, or significant changes in business climate. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the nine months ended September 30, 2022 and 2021, no impairment indicators were identified and no impairments were recorded.

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

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period and, if dilutive, the weighted-average number of potential shares of common stock. Net loss per share is calculated using the two-class method, which is an earnings allocation formula that determines net loss per share for the holders of the Company’s common shares and participating securities.

The weighted-average number of common shares included in the computation of diluted net loss gives effect to all potentially dilutive common equivalent shares, including outstanding stock options, warrants and unvested restricted stock.

Common stock equivalent shares are excluded from the computation of diluted net loss per share if their effect is antidilutive. In periods in which the Company reports a net loss, diluted net loss per share is generally the same as basic net loss per share since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss for the three and nine months ended September 30, 2022 and 2021.

As the Merger has been accounted for as a reverse recapitalization, the condensed consolidated financial statements of the merged entity reflect the continuation of the pre-merger GreenLight financial statements; GreenLight equity has been retroactively adjusted to the earliest period presented to reflect the legal capital of the legal acquirer, ENVI. As a result, net loss per share was also retrospectively adjusted for periods ended prior to the Merger. See Note 3 - Business Combination for details and discussion of the retrospective adjustment of net loss per share.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the three and nine months ended September 30, 2022 and 2021, the Company had no items qualifying as other comprehensive loss; accordingly, comprehensive loss equaled net loss.

Deferred Offering Costs

As of December 31, 2021, the Company capitalized deferred offering costs of approximately $4.1 million. Deferred offering costs include certain legal, accounting, consulting and other third-party fees incurred directly related to the anticipated business combination. At the closing of the business combination during the first quarter of 2022, these previously deferred costs were recorded in stockholders’ equity as a reduction of additional paid-in capital. See Note 3 - Business Combination for further details of the Business Combination.

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

3. BUSINESS COMBINATION

On February 2, 2022, Legacy GreenLight consummated a Business Combination with ENVI. The Business Combination, and the PIPE financing which was entered into as of the same date, are further described in Note 1 - Nature of Business and Basis of Presentation.

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

Public Warrants

The Company concluded that following the close of the transaction the Public Warrants met the criteria for equity classification. As of the Closing Date, the 10,350,000 shares of Public Warrants were classified as equity in accordance with the accounting policy described within Note 2 - Summary of Significant Accounting Policies and recognized in additional paid-in capital.

Private Placement Warrants

As of the Closing Date, the total value of the liability associated with the Private Placement Warrants was $1.3 million. The Company concluded that the 2,062,500 shares of Private Warrants met the definition of a liability in accordance with the accounting policy described within Note 2 - Summary of Significant Accounting Policies and have been classified as such on the balance sheet. At September 30, 2022, the fair value of the warrant liability was $0.5 million.

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

Under the Development and Option Agreement, the Company has the right to exercise a license option to develop and commercialize one or more therapeutic products relating to each Reserved Target. In the event that the Company exercises the options, the Company will pay $1.5 million for the first non-exclusive license, approximately $1.8 million for the second non-exclusive license and approximately $2.8 million for the third non-exclusive license. Under the terms of the Development and Option Agreement, the Company is also responsible for the full-time employee funding obligations and reimbursements to Acuitas for certain development and material costs incurred by them, which totaled approximately $0.5 million in 2021. The Company incurred an insignificant amount of full-time employee funding obligations reimbursable to Acuitas for the three and nine months ended September 30, 2022.

In January 2021, the Company exercised the first option under the Development and Option Agreement and entered into a non-exclusive license agreement with Acuitas (the “Acuitas License Agreement”), under which the Company was granted a non-exclusive, worldwide, sublicensable license under the Acuitas LNP Technology to research, develop, manufacture, and commercially exploit vaccine products consisting of certain of the Company’s mRNA constructs and Acuitas' LNP technology. In connection with the option exercise, the Company paid Acuitas an option exercise fee of $1.5 million. Under the Acuitas License Agreement, the Company is required to pay Acuitas an annual license maintenance fee of $1.0 million for the first and second targets and $0.8 million for the third target until the Company achieves a particular development milestone. Acuitas is entitled to receive potential clinical and regulatory milestone payments in the low double-digit millions for this exercised option. With respect to the sale of each licensed product, the Company is also obligated to pay Acuitas percentage royalties in the low single digits on net sales of the licensed products by the Company and its affiliates and sublicensees in a given country until the last to occur, in such country, of (i) the expiration or abandonment of all licensed patent rights covering the licensed product, (ii) expiration of any regulatory exclusivity for the licensed product, or (iii) ten years from the first commercial sale of the licensed product.

The option exercise fee under the Development and Option Agreement was recorded as research and development expense upon the Company’s exercise of the first option. Additionally, the technology access fees, target reservation and maintenance fees, expenses associated with the full-time employee funding obligations and reimbursements for development and material costs incurred by Acuitas are recorded as research and development expense when incurred. The annual maintenance fee will be recorded as an expense on an annual basis based on the stated amount for the applicable year. Upon determination that a milestone payment is probable to occur, the amount of the milestone payment will be recorded as research and development expense. As the triggering of these milestone payments was not considered probable as of September 30, 2022 and December 31, 2021, no expense has been recorded during these periods. The royalty payment is contingent upon sales of licensed products under the Acuitas License Agreement. As such, when such expenses are considered probable and estimable at the commencement of sales, the Company will accrue royalty expense for the amount the Company is obligated to pay.

The Company recorded research and development expenses, consisting of the technology access fees, option exercise fee and technology maintenance fees of approximately $0.3 million and $0.8 million for the three and nine months ended September 30, 2022, respectively, and an immaterial amount and $2.0 million for the three and nine months ended September 30, 2021, respectively.

5. LICENSE AND COLLABORATION AGREEMENT

Serum License Agreement

In March 2022, the Company entered into a License Agreement (the “Agreement”) with Serum Institute of India Private Limited (“SIIPL”), pursuant to which the Company granted SIIPL an exclusive, sub-licensable, royalty-bearing license to use the Company’s proprietary technology platform to develop, manufacture and commercialize up to three mRNA products in all territories other than the United States, the 27 member states of the European Union, the United Kingdom, Australia, Japan, New Zealand, Canada, South Korea, China, Hong Kong, Macau, and Taiwan (the “SIIPL Territory”). The first licensed product target will be a shingles product target, and SIIPL has an option to select the additional two licensed product targets through the end of 2024. Under the terms of the Agreement with SIIPL, the Company will provide research services related to the shingles product target to develop a “proof of concept” and will provide manufacturing technology transfer services. In addition, GreenLight retains the option to purchase research and clinical trial data, developed by SIIPL, for 50% of the cost of the research studies and clinical trials for use in the Company’s own development.

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

The Company has determined that the Agreement falls within the scope of ASC 606, Revenue Recognition, ("ASC 606") as it includes a customer-vendor relationship as defined by ASC 606 and thus represents a contract with a customer. The Company has determined that the license of IP granted is not distinct from the research services, which includes manufacturing technology transfer services, and thus should be combined. The Agreement contains a single performance obligation for the combined License of IP and research services. Revenue from the contract is being recognized over time, using an input-method based on labor costs as a percentage of total expected labor costs. The Company has determined that variable consideration from the development and regulatory payments of up to $17.0 million, as well as the remaining $5.0 million of the manufacturing technology transfer payment, in the Agreement should be fully constrained as of September 30, 2022, and commercial milestones and royalties will be recognized in the period the underlying sales occur. For the three and nine months ended September 30, 2022, the Company has recorded revenue of $1.7 million and $3.4 million, respectively from the Agreement and the remaining amount of billed and unconstrained consideration is recorded as deferred revenue. Based on current estimated timelines, the Company expects to recognize the deferred revenue over approximately 12 months and is classified as current in the condensed consolidated balance sheet as of September 30, 2022.

6. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of September 30, 2022 and December 31, 2021:

DESCRIPTION	SEPTEMBER 30, 2022	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
	($ in thousands)
Asset
Money market funds	98,353	98,353	—	—
Total assets measured at fair value	$98,353	$98,353	$—	$—
Liability
Warrant liabilities	470	—	—	470
Total liabilities measured at fair value	$470	$—	$—	$470

DESCRIPTION	DECEMBER 31, 2021	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
	($ in thousands)
Asset
Money market funds	31,446	31,446	—	—
Total assets measured at fair value	$31,446	$31,446	$—	$—
Liability
Warrant liabilities	2,105	—	—	2,105
Total liabilities measured at fair value	$2,105	$—	$—	$2,105

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy.

There have been no transfers between fair value levels during the three and nine months ended September 30, 2022 and 2021, respectively. The carrying values of other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

The fair value of the common stock warrant liabilities was determined using the Black-Scholes option-pricing model with the assumptions as disclosed in Note 11 - Warrants. These assumptions include significant judgments including the fair value of the underlying common stock and volatility. An increase or decrease in the estimated fair value or changes in volatility will result in increases or decreases in the fair value of the warrant liabilities and such changes could be material.

The carrying value of each of the Horizon term loan and the SVB term loan as of September 30, 2022, and December 31, 2021 approximates their fair value as the interest rate approximates the market rate for loans with similar terms and risk characteristics. The carrying value of the equipment financing does not approximate its fair value because the instrument bears interest at a rate that is not compared to those available to the Company for a similar instrument as of September 30, 2022. The Company estimated the fair value of the equipment financing using a discounted cash flow analysis and prevailing market terms as of September 30, 2022. The carrying value and fair value of the equipment financing was $6.8 million and $6.5 million as of September 30, 2022. The Company estimated the fair value of the convertible debt using a discounted cash flow analysis and prevailing market terms as of December 31, 2021. The carrying value and fair value of the convertible debt was $30.2 million and $28.9 million, respectively, as of December 31, 2021. The fair value of the convertible debt was determined using Level 3 inputs. See Note 10 - Debt for further detail of all outstanding debt as of September 30, 2022.

The following table presents a roll-forward of the aggregate fair values of the Company’s liabilities for which fair value is determined by Level 3 inputs (in thousands):

WARRANT LIABILITY
Balance—December 31, 2021	$2,105
Warrants exercised in business combination	(1,633)
Warrants reclassified to equity	(387)
Change in fair value of warrants	(956)
Warrants assumed in business combination	1,341
Balance—September 30, 2022	$470

7. GRANT REVENUE

In July 2020, the Company was approved to receive a grant from the Bill & Melinda Gates Foundation in the amount of approximately $3.3 million. As of December 31, 2021, the Company had received the entire grant award, of which approximately $2.4 million was received during the year ended December 31, 2020, and the remaining approximately $0.9 million was received during the year ended December 31, 2021. The grant funds are to be used for the sole purpose of research for in vivo gene therapy for sickle cell disease and to explore new, low-cost capabilities for the in vivo functional cure of sickle cell and or durable suppression of HIV in developing countries. The Company incurred research and development costs of approximately $38 thousand and $0.3 million associated with this grant for the three and nine months ended September 30, 2022, respectively, and $0.3 million and $1.0 million for the three and nine months ended September 30, 2021, respectively. The Company has recognized revenue of approximately $43 thousand and $0.3 million for the three and nine months ended September 30, 2022, respectively, and $0.4 million and $1.2 million for the three and nine months ended September 30, 2021, respectively. The unearned balance of approximately $0.8 million and $1.0 million is recorded as deferred revenue in the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively. The research supported by this grant is expected to be completed by the end of 2023.

8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following as of September 30, 2022 and December 31, 2021:

	SEPTEMBER 30, 2022	DECEMBER 31, 2021
	($ in thousands)
Computer hardware and software	$1,841	$732
Laboratory equipment	22,942	19,590
Leasehold improvements	11,810	10,442
Manufacturing equipment	1,195	—
Construction in progress	11,990	1,894
Total	49,778	32,658
Less: Accumulated depreciation and amortization	(10,824)	(9,259)
Property and equipment, net	$38,954	$23,399

As of September 30, 2022 and December 31, 2021, property and equipment, net included capital lease assets of approximately $2.6 million and $2.5 million, respectively, with accumulated amortization of approximately $1.8 million and $1.5 million, respectively. Depreciation and amortization expense for the three and nine months ended September 30, 2022 was approximately $1.8 million and $5.9 million, respectively, and $1.3 million and $3.6 million for the three and nine months ended September 30, 2021, respectively.

Included in construction in progress as of September 30, 2022 was approximately $10.2 million of leasehold improvements that have been funded through tenant incentive allowances associated with leases signed in September 2021 related to laboratory, office and greenhouse space.

9. ACCRUED EXPENSES

Accrued expenses as of September 30, 2022 and December 31, 2021 consisted of the following:

	SEPTEMBER 30, 2022	DECEMBER 31, 2021
	($ in thousands)
Accrued employee compensation and benefits	$5,300	$8,492
Accrued research and development	1,065	4,059
Accrued professional fees	1,143	1,888
Accrued other	1,306	185
Total accrued expenses	$8,814	$14,624

10. DEBT

A summary of the outstanding debt as of September 30, 2022 is as follows (in thousands):

AS OF SEPTEMBER 30, 2022
DESCRIPTION	ISSUANCE DATE(S)	MATURITY DATE(S)	INTEREST RATE	PRINCIPAL BALANCE OUTSTANDING	UNAMORTIZED DEBT DISCOUNT	DEBT BALANCE
Trinity Equipment Financing	March 2021 - August 2021	March 2024 - August 2024	9.48% - 9.73%	$6,824	$(172)	$6,652
Term Loan – Silicon Valley Bank	September 2021	September 2024	6.50%	8,000	(126)	7,874
Term Loan – Horizon	December 2021	May 2025	12.00%	15,000	(408)	14,592
Capital lease				563	—	563
Total Debt				30,387	(706)	29,681
Less: Current Portion						(12,907)
Total Long-Term						$16,774

A summary of the outstanding debt as of December 31, 2021 is as follows (in thousands):

AS OF DECEMBER 31, 2021
DESCRIPTION	ISSUANCE DATE(S)	MATURITY DATE(S)	STATED INTEREST RATE	PRINCIPAL BALANCE OUTSTANDING	UNAMORTIZED DEBT DISCOUNT	DEBT BALANCE
Trinity equipment financing	March 2021 - August 2021	March 2024 - August 2024	9.48% - 9.73%	$9,454	$(252)	$9,202
Term loan - Silicon Valley Bank	September 2021	September 2024	3.50%	10,000	(225)	9,775
Term loan - Horizon	December 2021	May 2025	9.00%	15,000	(582)	14,418
Capital lease				992	—	992
Total Debt				35,446	(1,060)	34,386
Less: Current Portion						(7,234)
Total Long-Term						27,152
Convertible notes - PIPE Investors	December 2021	December 2022	0.33%	13,500	—	13,500
Convertible notes (a)	April & May 2020	April & May 2020	5.00%	18,213	(22)	18,191
				31,713	(22)	31,691
Total debt and convertible notes				$67,159	$(1,082)	$66,077
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

Term Loan – Horizon

In December 2021, the Company entered into a loan and security agreement with Horizon Technology Finance Corporation and Powerscourt Investments XXV, LP (together, “Horizon”), which provided for a term loan facility in an aggregate principal amount of up to $25.0 million, $15.0 million of which was borrowed at the closing and the remainder of which may be borrowed following the achievement of certain milestones, but not after June 30, 2022. As of June 30, 2022, the Company had not borrowed, and could no longer borrow the remainder of the term loan.

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

The debt was recorded based on proceeds received net of related debt issuance costs of approximately $0.6 million. The debt issuance costs include the fair value of approximately $0.4 million for the warrants the Company is committed to issue in conjunction with this financing. The warrants were issued on January 19, 2022. See Note 11 - Warrants for further discussion of the warrants.

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

Equipment Financing

On March 29, 2021, the Company entered into a master equipment financing agreement with Trinity Capital (Trinity) authorizing equipment financing in the aggregate of approximately $11.3 million with advances to be made as follows: (1) up to $5.0 million at execution of the agreement and (2) the remaining balance to be drawn at Company’s option but no later than September 1, 2021. The monthly payment factors are determined by Trinity based on the Prime Rate reported in The Wall Street Journal on the first day of the month in which a financing schedule is executed, which as of the effective date of the equipment financing agreement was 3.25%. As of September 30, 2022, the Company has drawn the entire $11.3 million on multiple advances, which is repayable over a 36-month period that commenced on the advance date. The historical cost of the assets subject to a lien under this financing arrangement is approximately $14.7 million.

The debt was recorded based on proceeds received net of related debt issuance costs of approximately $0.4 million, which are being amortized over the term of the financing agreement. The debt issuance costs include the fair value of approximately $0.1 million for the 219,839 common stock warrants the Company issued in conjunction with this financing.

Convertible Notes

In connection with the Merger (See Note 3 - Business Combination), $16.8 million of the Company’s outstanding convertible notes, which were issued in 2020, and accrued interest of $1.6 million converted into 10.1 million shares of Series D Preferred Stock. Concurrently with the business combination, the Series D Preferred Stock was exchanged for shares of common stock of New GreenLight in February of 2022.

Loan Interest Expense and Amortization

Interest expense for the three and nine months ended September 30, 2022 and 2021 consisted of the following:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021	2022	2021
	($ in thousands)
Interest paid or accrued	$718	$248	$2,457	$551
Non-cash amortization of debt discount and deferred financing cost	278	316	701	738
Total	$996	$564	$3,158	$1,289

Scheduled future principal payments on total outstanding debt, as of September 30, 2022 are as follows (in thousands):

SEPTEMBER 30, 2022
Remainder of 2022	$2,603
2023	14,261
2024	11,023
2025 and thereafter	2,500
Total	$30,387

11.
WARRANTS

Common Stock Warrants classified as Liability

Private Placement Warrants

The Private Placement Warrants may not be redeemed by the Company so long as the Private Placement Warrants are held by the initial purchasers, or such purchasers’ permitted transferees. The Private Placement Warrants have terms and provisions identical to those of the Public Warrants which are discussed below, including as to exercise price, exercisability, and exercise period, except if the Private Placement Warrants are held by someone other than the initial purchasers’ permitted transferees, then the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. On the Closing Date and as of September 30, 2022, there were 2,062,500 Private Warrants issued and outstanding. These warrants are recognized as liabilities on the condensed consolidated balance sheets and were measured at their inception date fair value and subsequently remeasured at each reporting period with changes recorded as a component of other income (expense) in the Company’s condensed consolidated statements of operations.

Warrant Class	Shares	Inception Date Fair Value (in thousands)	Initial Recognition Date	Exercise Price	Expiration Date
Private Placement Warrants	2,062,500	$1,341	February 2, 2022	$11.50	March 2, 2027

The fair value of the Private Placement Warrant upon initial recognition and as of September 30, 2022 was estimated to be approximately $1.3 million and $0.5 million respectively, and was measured using a Black-Scholes option-pricing model with the following assumptions:

Valuation Assumptions	INITIAL RECOGNITION (AS OF FEBRUARY 2, 2022)	AS OF SEPTEMBER 30, 2022
Fair value of common stock	$8.82	$2.32
Risk free interest rate	1.59%	4.15%
Volatility	15.9%	53.0%
Expected term (in years)	5.00	4.42

Common Stock Warrants classified as Equity

Horizon Debt Warrants

In connection with the Loan Agreement the Company entered into with Horizon in December 2021, the Company issued warrants to Horizon to purchase 85,552 shares of the Company’s common stock at an exercise price per share of $5.26 for the $15.0 million drawn commitment. Upon issuance of these warrants in January 2022, the Company reassessed the classification of the warrants and noted that there was no variability in the number of shares or the exercise price of the warrants. The Company determined that the warrants met the requirements for equity classification and the fair value of $0.4 million was reclassified to equity as of March 31, 2022.

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

In connection with Loan Agreement the Company entered into with Horizon which provided for a term loan facility in an aggregate principal amount of up to $25.0 million, of which $15.0 million was borrowed at the closing (See Note 10 - Debt). The Company issued warrants for both the $15.0 million loan drawn at the closing and the remaining $10.0 million available commitment which had different terms and conditions. In conjunction with the $10.0 million available commitment, the Company made available to Horizon a warrant to purchase up 57,034 shares, of which 28,517 shares of the Company’s common stock were issued at an exercise price per share of $5.26. These warrants were recognized as liabilities and were measured at their inception date fair value and subsequently remeasured at each reporting period with changes recorded as a component of other income in the Company’s condensed consolidated statements of operations. The warrants issued for the $10.0 million available commitment is summarized below as a liability-classified Common Stock Warrant.

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

In March 2022, 105,120 of the Public Warrants were exercised into shares of the Company's common stock for a total exercise price of $1.2 million in cash.

The following table presents a roll-forward of the Company’s warrants from December 31, 2021 to September 30, 2022:

	COMMON STOCK WARRANTS	PREFERRED STOCK WARRANTS
Warrants Outstanding, December 31, 2021 (1)	207,376	635,404
Exercised in the business combination (1)	(207,376)	(635,404)
Issued (1)	75,924	—
Assumed in the business combination	12,412,500	—
Exercised subsequent to the business combination	(105,120)	—
Warrants Outstanding, September 30, 2022	12,383,304	—

(1) Number of warrants have been adjusted to reflect the exchange for New GreenLight warrants at an exchange ratio of approximately 0.6656 as a result of the Business Combination. See Note 3 - Business Combination for further information.

12.
STOCKHOLDERS' EQUITY

Authorized shares

The Company was authorized to issue 500,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock as of September 30, 2022 and 191,500,000 shares of $0.0001 par value common stock as of December 31, 2021.

As of September 30, 2022, there were 151,465,425 shares of common stock issued and outstanding and 12,383,304 warrants to purchase the Company’s common stock outstanding. As of September 30, 2022, there were no shares of preferred stock issued or outstanding.

Legacy Greenlight Redeemable Convertible Preferred Stock

In connection with the Business Combination, Legacy Redeemable Convertible Preferred Stock previously classified as temporary equity was retroactively adjusted, converted into common stock at an exchange ratio of approximately 0.6656, and reclassified to permanent equity as a result of the reverse recapitalization. As of September 30, 2022, there was no Legacy Redeemable Convertible Preferred Stock authorized, issued or outstanding. The following table summarizes details of Legacy Redeemable Convertible Preferred Stock authorized, issued, and outstanding immediately prior to the Business Combination.

	SEPTEMBER 30,	DECEMBER 31,
Redeemable Convertible Preferred Stock Classes	2022	2021
	($ in thousands)
Series A-1 redeemable convertible preferred stock, $0.001 par value, 2,865,698 shares authorized, 2,827,878 shares issued and outstanding as of December 31, 2021. Liquidation preference of $6,334 and $0 at December 31, 2021 and September 30, 2022, respectively	$—	$4,414
Series A-2 redeemable convertible preferred stock, $0.001 par value, 7,018,203 shares authorized, 6,993,693 shares issued and outstanding as of December 31, 2021 Liquidation preference of $19,138 and $0 at December 31, 2021 and September 30, 2022, respectively	—	11,438
Series A-3 redeemable convertible preferred stock, $0.001 par value, 8,647,679 shares authorized, 8,629,505 shares issued and outstanding as of December 31, 2021 Liquidation preference of $30,544 and $0 at December 31, 2021 and September 30, 2022, respectively	—	19,917
Series B redeemable convertible preferred stock, $0.001 par value, 21,245,353 shares authorized, issued and outstanding as of December 31, 2021 Liquidation preference of $24,017 and $0 at December 31, 2021 and September 30, 2022, respectively	—	18,671
Series C redeemable convertible preferred stock, $0.001 par value, 35,152,184 shares authorized, 35,092,183 shares issued and outstanding as of December 31, 2021 Liquidation preference of $69,595 and $0 at December 31, 2021 and September 30, 2022, respectively	—	55,851
Series D redeemable convertible preferred stock, $0.001 par value, 71,019,827 shares authorized, 60,184,332 shares issued and outstanding as of December 31, 2021 Liquidation preference of $122,459 and $0 at December 31, 2021 and September 30, 2022, respectively	—	108,499
Total	$—	$218,790

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

Dividends

The holders of Series A-1 Preferred Stock were entitled to receive cumulative dividends that accrued at an annual rate of approximately 5%. The holders of Series A-2, Series A-3, Series B, Series C and Series D Preferred Stock were entitled to receive cumulative dividends that accrued at an annual rate of approximately 8%. Dividends were payable only when, as and if declared by the Board of Directors. In the event the Company declared, paid, or set aside any dividends on shares of any class of capital stock of the Company, other than dividends on shares of common stock payable in shares of common stock, the holders of Preferred Stock were entitled to receive, before or at the same time as such dividends, a dividend on each outstanding share of Preferred Stock in the amount of the accruing dividends unpaid as of such date as well as a comparable dividend on an as-converted basis. As of September 30, 2022 and December 31, 2021, no dividends had been declared.

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

13. STOCK-BASED COMPENSATION

2022 Stock Incentive Plan

On February 1, 2022, stockholders approved the New GreenLight 2022 Equity and Incentive Plan, or the “New GreenLight Equity Plan”, or “Equity Plan”, replacing the GreenLight 2012 Equity Plan (the “2012 Plan”), pursuant to which the Company’s Board of Directors may grant stock options, both incentive stock options and nonstatutory stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, dividend equivalent rights, or cash awards to employees, directors and consultants. There are 31,750,000 registered shares of common stock reserved for issuance under the Equity Plan. During the nine months ended September 30, 2022, 6,950,569 stock options were granted under the Equity Plan.

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

The fair value of stock option awards is estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021
Fair value of underlying common stock	$3.49	$1.33
Weighted average risk-free interest rate	3.00%	1.17%
Expected term (in years)	6.04	6.07
Expected volatility	65.36%	67.92%
Expected dividend yield	0%	0%

The following table summarizes the activity of the Company’s stock options under the Plan for the nine months ended September 30, 2022:

			AVERAGE	AGGREGATE
		WEIGHTED-	REMAINING	INTRINSIC
		AVERAGE	CONTRACTUAL	VALUE
	SHARES (1)	EXERCISE PRICE (1)	TERM (in years)	(in thousands)
Outstanding at December 31, 2021	18,101,548	$1.14	8.0	$139,505
Granted	6,950,569	5.67	—	—
Exercised	(921,010)	0.48	—	1,600
Cancelled or forfeited	(729,248)	2.63	—	2,746
Outstanding at September 30, 2022	23,401,859	2.49	7.9	23,687
Vested and expected to vest at September 30, 2022	23,401,859	2.49	7.9	23,687
Exercisable at September 30, 2022	9,785,355	$0.88	6.7	$15,657

(1) Number of options and weighted average exercise price has been adjusted to reflect the exchange of Legacy GreenLight's stock options for New GreenLight stock options at an exchange ratio of approximately 0.6656 as a result of the Business Combination. See Note 3 for further information.

The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2022 and 2021 was $3.49 per share and $0.81 per share, respectively.

As of September 30, 2022, total unrecognized compensation expense related to stock options totaled approximately $31.6 million, which is expected to be recognized over a weighted-average period of 3.3 years.

The aggregate intrinsic value of common stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The intrinsic value of options exercised for the nine months ended September 30, 2022 and 2021, was approximately $1.6 million and $1.2 million, respectively.

Restricted Stock

The fair value of each restricted common stock award is estimated on the date of grant based on the fair value of the Company’s common stock on that same date.

A summary of the Company’s restricted stock activity during the nine months ended September 30, 2022 is presented below:

	SHARES	WEIGHTED AVERAGE GRANT DATE FAIR VALUE
Unvested shares as of December 31, 2021	4,231	$0.76
Vested	(4,231)	0.23
Unvested shares as of September 30, 2022	—	$—

The total fair value of restricted stock that vested during the nine months ended September 30, 2022 and 2021 was approximately $9 thousand and $22 thousand, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense recorded as research and development and general and administrative expenses, for employees, directors and non-employees during the three and nine months ended September 30, 2022 and 2021 is as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021	2022	2021
	($ in thousands)
Research and development	$1,417	$261	$2,879	$580
General and administrative	1,283	276	3,642	712
Total stock-based compensation expense	$2,700	$537	$6,521	$1,292

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

14. NET LOSS PER SHARE

The following table summarizes the computation of basic and diluted net loss per share:

(In thousands, except shares and per share data)	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(38,158)	$(29,181)	$(128,291)	$(77,638)
Denominator:
Weighted-average common stock outstanding	139,061,906	96,424,182	125,385,422	96,351,247
Net loss per share, basic and diluted	$(0.27)	$(0.30)	$(1.02)	$(0.81)

The Company’s potential dilutive securities include unvested restricted stock, common stock options and common stock warrants. The Company excluded the following potential common stock, presented based on amounts outstanding at period end, from the computation of diluted net loss per share because including them would have had an anti-dilutive effect:

	AS OF SEPTEMBER,
	2022	2021
Unvested restricted stock	-	41,160
Options to purchase common stock	23,401,859	17,632,135
Common stock warrants	12,383,304	864,979
Total	35,785,163	18,538,274

15. INCOME TAXES

The Company did not record U.S. federal or state income tax expense for the three and nine months ended September 30, 2022 and 2021 due to the Company’s historical net operating losses, forecasted continued net operating losses, and the Company’s recognition of a full valuation allowance.

The Company recorded foreign income tax expense of $1.1 million for the three and nine months ended September 30, 2022 related to foreign withholding tax from the Agreement with SIIPL. The Company did not record income tax expense related to foreign withholding tax for the three and nine months ended September 30, 2021 under this agreement.

The Company's effective tax rate differs from the statutory rate, primarily due to the Company’s history of incurring losses, which have not been benefited, other permanent differences, and withholding taxes. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.

16. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company’s significant operating leases entered as of December 31, 2021, are disclosed in Note 18, Commitments and Contingencies – Operating Leases, of the notes to the audited consolidated financial statements for the year ended December 31, 2021 as filed with the SEC on March 31, 2022 on Form 8-K/A. Since the date of those financial statements, the Company has entered into new operating leases or has modified existing operating leases for the nine months ended September 30, 2022, as noted below.

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

Total rent expense in the condensed consolidated statements of operations for the operating leases was approximately $10.1 million and $3.8 million for the nine months ended September 30, 2022 and 2021, respectively. Total rent expense in the condensed consolidated statements of operations for the operating leases was approximately $3.4 million and $1.8 million for the three months ended September 30, 2022 and 2021, respectively.

A summary of the Company’s future minimum lease payments under noncancelable operating leases, excluding tenant improvement payables, as of September 30, 2022, is as follows (in thousands):

AS OF SEPTEMBER 30, 2022
Remainder of 2022	$2,160
2023	10,610
2024	8,426
2025	7,380
2026	7,082
Thereafter	46,125
Total	$81,783

Legal proceedings

Legal claims may arise from time to time in the normal course of business. There are no such claims as of September 30, 2022 or December 31, 2021 nor during the respective three and nine months ended September 30, 2022 and 2021, that are expected to have a material effect on the Company’s condensed consolidated financial statements.

Other funding commitments

In December 2020, the Company entered into an assignment and license agreement with Bayer CropScience LLP (“Bayer”) under which the Company may be obligated to make milestone and royalty payments. These payment obligations are contingent upon future events, such as achieving certain development, regulatory, and commercial milestones or generating product sales. The timing of these events is uncertain; accordingly, the Company cannot predict the period during which these payments may become due. The Company has agreed to pay up to $2.0 million in milestone payments under this assignment and license agreement when certain development milestones are met. The Company assessed the milestones for the nine months ended September 30, 2022 and concluded no such milestone payments were deemed probable nor due.

In November 2021, the Company entered into a manufacturing and development contract service agreement with a contract development and manufacturing organization for the Company’s mRNA COVID-19 vaccine. Based on the Company’s minimum purchase commitments, the Company expects to pay the organization a minimum of approximately $11.5 million in service fees under the agreement, excluding the cost of raw materials. Based on the current schedule, the Company expects to incur the majority of these expenses in 2022 and the remainder in 2023. For the nine months ended September 30, 2022, the Company has incurred approximately $5.7 million in costs under this service agreement.

17. SUBSEQUENT EVENTS

On October 12, 2022, the Company announced a restructuring plan to realign operating costs to better focus on near-term value drivers, resulting in a reduction of the Company’s workforce by approximately 25%. As a result of the restructuring plan, the Company expects to incur a pre-tax restructuring charge in the fourth quarter of 2022 within the range of $1.5 million to $2.0 million, which is expected to consist of employee severance payments and other restructuring related costs and expenses and approximately $3.5 million to $4.0 million of incremental non-cash charges resulting from consolidation of the Company’s lab and office spaces. The reductions in headcount are expected to generate savings of approximately $13.0 million in direct employee costs in 2023 and the Company expects there will be savings from other direct and indirect cost areas.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations of GreenLight Biosciences Holdings

PBC and its consolidated subsidiaries should be read together with the Company’s unaudited condensed consolidated financial statements, together with the related notes thereto, included elsewhere in this Quarterly Report on Form 10-Q (this “Report”) and the Company’s audited consolidated financial statements, together with the related notes thereto (the “2021 Consolidated Financial Statements”), included as Exhibit 99.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2022 and the Company’s audited consolidated financial statements, together with the related notes thereto (the “2021 Consolidated Financial Statements”), included as Exhibit 99.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2022. This discussion contains forward-looking statements that involve numerous risks and uncertainties, including, but not limited to, those described under the heading “Risk Factors” in Item 1A of Part II of this Report and Item IA of Part I of the Company’s Annual Report for the year ended December 31, 2021. See “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this Report. All references to years, unless otherwise noted, refer to the Company’s fiscal years, which end on December 31. For purposes of this section, all references to “we,” “us,” “our,” “New GreenLight” or the “Company” refer to GreenLight Biosciences Holdings PBC and its consolidated subsidiaries.

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

Since our inception in 2008, we have devoted substantially all of our efforts and financial resources to conducting research and development activities for our programs, acquiring, in-licensing, and discovering product candidates, securing related intellectual property rights, raising capital, and organizing and staffing our company. We do not have any products approved for sale and have not generated any revenue from product sales. From our founding through September 30, 2022, we have funded our operations primarily through proceeds from the sale of our capital stock, the Business Combination (including the related PIPE financing), the Private Placement in August 2022, debt financings, the issuance of convertible notes and collaboration agreements.

In October 2022, we announced a corporate realignment to focus on key anticipated near-term value drivers and extend the Company's cash runway. With the realignment, the Company is seeking to improve its organizational structure through certain team integrations that are expected to allow the Company to more efficiently support its research, development and commercialization goals.

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $128.3 million and $77.6 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and December 31, 2021 we had an accumulated deficit of $381.9 million and $253.6 million, respectively. Notwithstanding our recent corporate realignment, we expect to continue to incur significant expenses and operating losses as we pursue our remaining programs, particularly if and as we:

•
conduct field and clinical trials for our product candidates;
•
continue to develop additional product candidates;
•
maintain, expand, and protect our intellectual property portfolio;
•
hire additional and/or replacement clinical, scientific manufacturing and commercial personnel;
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

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. We expect to finance our operations through the sale of equity securities, debt financings or other capital sources, which may continue to include collaborations with other companies or other strategic transactions. The fundraising environment for early-stage biotechnology companies like ours is becoming increasingly challenging, and we may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise sufficient capital or enter into such agreements or arrangements as and when needed, we may have to significantly delay, scale back, or discontinue the development and commercialization of one or more of our product candidates and delay or discontinue the pursuit of potential in-license or acquisition opportunities.

Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to further reduce or terminate our operations. The Company expects that its existing cash and cash equivalents of $98.4 million as of September 30, 2022 will last through the second quarter of 2023 but will not be sufficient to fund its operations for twelve months from the date these interim financial statements are issued. We are continuing to evaluate a range of additional opportunities to extend cash runway, including management of program spending, platform licensing collaborations and potential financing activities.

Macroeconomic Conditions

Economic uncertainty in various global markets, including the U.S. and Europe, caused by political instability and conflict and economic challenges caused by the ongoing COVID-19 pandemic, have led to market disruptions, including significant volatility in commodity prices, credit and capital market instability and supply chain interruptions, which have caused record inflation globally. In response to the ongoing global COVID-19 pandemic, we established a cross-functional task force and have implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our employees and our business. Our operations are considered an essential business and we have been allowed to continue operating under governmental restrictions during this period. We have taken measures to continue our research and development activities, while work in laboratories and facilities has been organized to reduce risk of COVID-19 transmission. The extent of the impact of the ongoing COVID-19 pandemic and current macroeconomic conditions, including changes in inflation, interest rates and overall economic conditions and uncertainties on our business, operations and product development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak and its impact on our field trial completion, clinical trial enrollment, trial sites, contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. While we are experiencing limited financial and operational impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with these macroeconomic conditions and the ongoing pandemic, our business, financial condition, and results of operations ultimately could be materially adversely affected. We continue to closely monitor the global economic and geopolitical conditions and the ongoing COVID-19 pandemic as we evolve our business continuity plans, clinical development plans and response strategy.

Recent Developments

Human Health Programs

Our ongoing focus remains on obtaining proof of concept of our technology platform with our COVID-19 vaccine program and our shingles vaccine program, each as further described below. Other potential product candidates in our human health pipeline are in early stages of pre-clinical research and development and have yet to reach the candidate selection phase. In order to achieve candidate selection phase for our other potential product candidates in our human health pipeline, we must successfully design and test the product candidates in animal models, achieve positive results, select the product candidates to progress to IND-enabling toxicology studies, develop chemistry, manufacturing, and controls protocols and create a development plan to discuss with applicable regulatory agencies as part of pre-submission consultations, and manufacture, fill and finish the vaccine candidate material.

COVID-19 Vaccine Program

Our COVID-19 vaccine candidate, GLB-COV-2-043, which is based on the original “Wuhan” strain of the SARS-CoV-2 virus, has successfully completed preclinical testing and we are pursuing approval to begin Phase I/II clinical trials. In April of 2022, we submitted a Clinical Trials Application, or CTA, with the South African Health Products Regulatory Authority, or SAHPRA for a phase I/II single-vaccination booster study. That application was rejected with the recommendation that the resubmission include more detail on the specific benefits of our testing efforts and a resulting vaccine will bring to South Africa considering the ready availability of other COVID-19 vaccines in that country. After further review and discussions with SAHPRA, we have decided not to amend or resubmit our CTA with SAHPRA in favor of identifying other countries in which to begin clinical trials and consider whether to do so in combination with a US-based Investigational New Drug, or IND, application with the FDA. Subject to our ability to identify a viable country and obtain applicable regulatory approvals, we are continuing to work towards initiating a Phase I/II clinical trial by the first half of 2023. We can offer no assurance that any clinical trial applications will be accepted by regulatory authorities.

Shingles Vaccine Program

Since March 2022, our Shingles vaccine program has progressed from the stage of concept evaluation to the stage of antigen design and pre-clinical evaluation in small animals. In March 2022 we granted Serum Institute of India Private Limited, or SIIPL, an exclusive license to use our proprietary technology platform to develop, manufacture and commercialize an mRNA Shingles product and up to two other mRNA products in all territories other than the United States, the 27 member states of the European Union, the United Kingdom, Australia, Japan, New Zealand, Canada, South Korea, China, Hong Kong, Macau, and Taiwan. Pursuant to our arrangement with SIIPL, we are performing the design and preclinical research work to develop a shingles vaccine candidate. Once a candidate is selected, SIIPL will undertake toxicology testing, clinical and manufacturing development, product registration and commercialization in the licensed regions. We currently anticipate that we will select a candidate in 2023 to enable SIIPL to commence clinical development thereafter.

Plant Health Programs

The success of our plant health product pipeline will depend on us inventing and bringing to market new uses of RNA in agriculture. Since our product candidates are first of a kind, we typically do not project the timing of a product candidate coming to market until Phase 3 of our development process when we draft a Federal Insectiside, Fungicide, and Rodenticide Act ("FIFRA") dossier for internal review. While we believe our projected timelines are reasonable, given that we are introducing new modes of action for pest control, it is difficult to predict when we will be able to obtain the regulatory approvals required for commercial sales and our expected timelines may be subject to change. Our initial experience with bringing RNA-based agricultural products to market were based on the conception, development and testing of Calantha and we continue to grow our development and regulatory experience as we develop RNA solutions to manage a range of target pests.

Colorado Potato Beetle Program

Calantha, our product candidate for the Colorado potato beetle (Leptinotarsa decemlineata), was submitted to the EPA for approval earlier this year. We are aiming to commercially launch Calantha in 2023, assuming we are able to obtain EPA and required state approvals by or before the first half of 2023 ahead of the following growing season.

Varroa Mite Program

We are in the process of preparing a registration for our Varroa mite product for submission to the EPA and are conducting studies necessary for that submission using the EPA’s Guidance on Exposure and Effects Testing for Assessing Risks to Bees. The viscosity of our formulation makes it difficult for us to rely solely on Tier 1 toxicity study under the EPA guidance and we have therefore recently conducted and completed a Tier 2 toxicity study to enable us to better satisfy the data requirements in preparation for submission to the EPA. For the United States registration of our Varroa mite product, we expect to make our submission for approval under the FIFRA regulations in the first half of 2023. In certain foreign jurisdictions, including the European Union, we expect that we will be required to apply for authorization of our Varroa mite product as an animal health product under applicable veterinary medicine regulations.

Diamond Back Moth Program

We continue to adjust the formulation of our Diamond Back Moth candidate based on data from field testing and now target commercialization after 2026, subject to receipt of regulatory approval.

Botrytis Program

We continue to adjust the formulation of our Botrytis candidate based on data from field testing and now target commercialization after 2025, subject to receipt of regulatory approval.

Fusarium Head Blight Program

We are preparing to begin early field testing of our Fusarium product candidates and expect that we will need to complete 2 seasons of field testing given the importance of mycotoxin control for public health and have revised our timeline accordingly.

Business Combination and Public Company Costs

On August 9, 2021, the Company and Merger Sub entered into the Business Combination Agreement with GreenLight Biosciences, Inc. On February 2, 2022, the Business Combination was consummated, pursuant to which Merger Sub merged with and into GreenLight Biosciences, Inc., with GreenLight Biosciences, Inc. surviving the Merger as a wholly owned subsidiary of the Company. On February 2, 2022, in connection with the consummation of the Merger, the Company changed its name to GreenLight Biosciences Holdings, PBC and became a public benefit corporation.

Immediately before the closing of the Business Combination, the Company held approximately $207 million in a trust account for its public stockholders. In connection with the Business Combination, the Company's public stockholders redeemed shares of public common stock for $194.9 million, and the funds remaining after such redemptions became available to finance transaction expenses and the future operations of the Company. In connection with the Business Combination, the Company entered into agreements with new investors and existing investors in GreenLight Biosciences, Inc. to subscribe for and purchase an aggregate of approximately 12.4 million shares of the Company's Class A Common Stock (the “February 2022 PIPE Financing”). The February 2022 PIPE Financing was consummated on February 2, 2022 and resulted in gross proceeds of approximately $136.4 million (of which $35.3 million had been advanced to GreenLight Biosciences, Inc. by the Prepaying PIPE Investors).

The Merger was accounted for as a reverse recapitalization, whereby for accounting and financial reporting purposes, GreenLight Biosciences, Inc. was the acquirer. A reverse recapitalization does not result in a new basis of accounting, and the financial statements of the Company represent the continuation of the consolidated financial statements of GreenLight Biosciences, Inc. in many respects. The shares of the Company remaining after redemptions of shares of the Company's public common stock and the unrestricted net cash and cash equivalents on the date the Business Combination was consummated were accounted for as a capital infusion to GreenLight Biosciences, Inc.

The Company retroactively applied the recapitalization to the Company’s equity structure, including the consolidated statement of stockholders’ (deficit) equity from January 1, 2020 to December 31, 2021, the total stockholders’ (deficit) equity within the Company’s consolidated balance sheet as of December 31, 2021 and 2020, and the weighted average outstanding shares (basic and diluted) for the years ended December 31, 2021 and 2020. The retroactive application reflects the equivalent number of shares of the Company’s common stock, $0.0001 par value per share, issued to GreenLight’s stockholders in connection with the Business Combination at the applicable exchange ratio of .6656 (the “Exchange Ratio”). Additionally, GreenLight’s convertible preferred stock previously classified as temporary equity was retroactively adjusted, converted into common stock and reclassified to permanent equity as a result of the reverse recapitalization.

The most significant change in the Company's financial position and results of operations resulting from the consummation of the Business Combination (including the February 2022 PIPE Financing) was an estimated cash inflow (as compared to GreenLight Biosciences, Inc. balance sheet at December 31, 2021) of approximately $136.4 million, prior to payment of the transaction costs. Total direct and incremental transaction costs of $26.7 million were treated as a reduction of the cash proceeds with capital raising costs being deducted from GreenLight Biosciences, Inc.'s additional paid-in capital.

As a consequence of the Business Combination, GreenLight Biosciences, Inc. effectively became the successor to a publicly traded and Nasdaq-listed company, which required it to hire additional personnel and is requiring it to implement procedures and processes to address public company regulatory requirements and customary practices. The Company expects to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit and legal fees.

Financial Overview

Components of Our Results of Operations

Revenue

For the nine months ended September 30, 2022, we have not recognized any revenue from product sales. If our development efforts for our product candidates are successful and result in regulatory approval, or license agreements with third parties, we may generate revenue in the future from product sales or license agreements. However, there can be no assurance as to when we will generate such revenue, if at all.

License and Collaboration Revenue

Collaboration revenue is related to our collaboration agreement with Serum Institute of India Private Limited (“SIIPL”) which was entered into in March 2022. For the three and nine months ended September 30, 2022, we recognized $1.7 million and $3.4 million, respectively of revenue primarily related to the delivery of IP and research services, which includes manufacturing technology transfer services.

Grant Revenue

In July 2020, we entered into a grant agreement with the Bill & Melinda Gates Foundation to advance research in in vivo gene therapy for sickle cell disease and to explore new, low-cost capabilities for the in vivo functional cure of sickle cell and/or durable suppression of HIV in developing countries. We were approved to receive a grant of $3.3 million in the aggregate. As of September 30, 2022, we had received the entire grant amount, of which $0.8 million was recorded as deferred revenue as of that date. The grant agreement provides for payments to reimburse qualifying costs, including general and administrative costs, incurred to perform our obligations under the agreement. Revenue from this grant agreement is recognized as the qualifying costs related to the grant are incurred, and any amounts received in excess of revenue recognized are initially recorded as deferred revenue on our condensed consolidated balance sheets and later recognized as revenue when qualified costs are incurred. The revenue recognized through September 30, 2022 under the grant was related to qualifying research and development expenditures that we incurred. The research supported by this grant is expected to be completed by the end of 2023.

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

Our direct research and development expenses are tracked on a program-by-program basis for our product candidates and consist primarily of external costs, such as fees paid to outside consultants, CROs, CMOs and research laboratories in connection with our pre-clinical development, field trials, process development, manufacturing, and clinical development activities. Our direct research and development expenses by program also include fees incurred under license, acquisition, and option agreements. We do not allocate costs associated with our discovery efforts, laboratory supplies, employee costs or facility expenses, including depreciation or other indirect costs, to specific programs because these costs are deployed across multiple programs and, as such, are not separately classified. We use internal resources primarily to conduct our research and discovery as well as for managing our pre-clinical development, field trials, process development, manufacturing, and clinical development activities.

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

Provision for Income Taxes

Our income tax provision consists of an estimate for U.S. federal, state and foreign income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law. The Company has a provision for income taxes for the three and nine months ended September 30, 2022, respectively related to the foreign withholding taxes on payments made by SIIPL, pursuant to the research and collaboration agreement. There is no provision for U.S. federal and state income taxes for the three and nine months ended September 30, 2022 and 2021, respectively, as we have historically incurred net operating losses, and expect to continue to generate net operating losses. Based on this history of net operating losses, we also maintain a full valuation allowance against our U.S. federal and state deferred tax assets.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	THREE MONTHS ENDED SEPTEMBER 30,		INCREASE /
Dollars (in thousands)	2022	2021	(DECREASE)
License and collaboration revenue	$1,689	$—	$1,689
Grant revenue	43	362	(319)
Total revenue	1,732	362	1,370
Operating expenses:
Research and development	29,944	22,661	7,283
General and administrative	8,025	5,112	2,913
Total operating expenses	37,969	27,773	10,196
Loss from operations	(36,237)	(27,411)	(8,826)
Other expenses:
Interest income	240	4	236
Interest and other expense	(1,069)	(631)	(438)
Change in fair value of warrant liability	—	(1,143)	1,143
Total other income (expense), net	(829)	(1,770)	941
Net loss before income tax	(37,066)	(29,181)	(7,885)
Income tax expense	1,092	—	1,092
Net loss	$(38,158)	$(29,181)	$(8,977)

License and Collaboration Revenue

For the three months ended September 30, 2022, we recognized $1.7 million of revenue from our license and collaboration agreement with SIIPL primarily related to the delivery of IP and research services, which includes manufacturing technology transfer services. Because the license and collaboration agreement was executed in March 2022, we did not recognize any revenue under this agreement for the three months ended September 30, 2021.

Grant Revenue

Grant revenue was $43 thousand for the three months ended September 30, 2022, compared to grant revenue of $0.4 million for the three months ended September 30, 2021. All of our grant revenue is derived from a grant made by the Bill & Melinda Gates Foundation in July 2020. The decrease in grant revenue is due to a decrease of costs incurred under this grant.

Research and Development Expenses

	THREE MONTHS ENDED SEPTEMBER 30,		INCREASE /
Dollars (in thousands)	2022	2021	(DECREASE)
Program expense	$11,043	$8,593	$2,450
Personnel costs	11,416	9,407	2,009
Other	7,485	4,661	2,824
Total research and development expenses	$29,944	$22,661	$7,283

Research and development expense was $29.9 million for the three months ended September 30, 2022, compared to $22.7 million for the three months ended September 30, 2021. The increase of $7.2 million resulted primarily from increased program costs of $2.5 million related to R&D materials and service fees supporting the commercial-scale engineering run, pre-clinical trial activities and personnel expenses, as well as facilities costs such as rent and depreciation expenses.

Our headcount supporting research and development activities increased, which generated additional personnel-related costs of $2.0 million. Other research and development costs increased by approximately $2.8 million, primarily related to a $1.7 million increase in rental expense as we expanded our footprints and entered into multiple leases during 2021 and 2022, and an increase of $0.4 million in depreciation expense due to an increase in capitalized expenditures for lab equipment and lab space leasehold improvements.

General and Administrative Expenses

General and administrative expense was $8.0 million for the three months ended September 30, 2022, compared to $5.1 million for the three months ended September 30, 2021. The increase of $2.9 million was primarily due to an increase of $0.5 million in personnel-related costs in general and administrative functions, which resulted from increased headcount supporting general and administrative activities; a $1.5 million increase in professional services fees associated with being a publicly traded company; and an increase of $0.9 million related to facilities and other administrative expenses as we expanded our footprints and entered into multiple leases during 2021 and 2022.

Interest Income

For the three months ended September 30, 2022, interest income increased by $0.2 million compared to the three months ended September 30, 2021. This increase in our interest income was driven by an increase in our cash and cash equivalents due to capital raises in 2022 and an increase in the interest rate yield on our cash and cash equivalents.

Interest and Other Expense

Interest and other expense was $1.1 million for the three months ended September 30, 2022, compared to $0.6 million for the three months ended September 30, 2021. The increase of $0.5 million is primarily related to interest accrued on the various loan agreements we entered into during the second half of 2021 as well as an increase in interest rates on our variable rate debt.

Change in Fair Value of Warrant Liabilities

There was no change in fair value of warrant liabilities for the three months ended September 30, 2022 compared to an expense of $1.1 million for the three months ended September 30, 2021. The entire decrease of $1.1 million in the fair value of our warrant liabilities was due to the decrease in the fair value of the private placement warrants.

Results of Operations

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021:

	NINE MONTHS ENDED SEPTEMBER 30,		INCREASE /
Dollars (in thousands)	2022	2021	(DECREASE)
License and collaboration revenue	$3,437	$—	$3,437
Grant revenue	320	1,180	(860)
Total revenue	3,757	1,180	2,577
Operating expenses:
Research and development	101,376	62,081	39,295
General and administrative	27,357	13,943	13,414
Total operating expenses	128,733	76,024	52,709
Loss from operations	(124,976)	(74,844)	(50,132)
Other expenses:
Interest income	301	20	281
Interest and other expense	(3,480)	(1,471)	(2,009)
Change in fair value of warrant liability	956	(1,343)	2,299
Total other expense, net	(2,223)	(2,794)	571
Net loss before income tax	(127,199)	(77,638)	(49,561)
Income tax expense	1,092	—	1,092
Net loss	$(128,291)	$(77,638)	$(50,653)

License and Collaboration Revenue

For the nine months ended September 30, 2022, we recognized $3.4 million of revenue from our license and collaboration agreement with SIIPL primarily related to the delivery of IP and research services, which includes manufacturing technology transfer services. Because the license and collaboration agreement was executed in March 2022, we did not recognize any revenue under this agreement for the nine months ended September 30, 2021.

Grant Revenue

Grant revenue was $0.3 million for the nine months ended September 30, 2022, compared to grant revenue of $1.2 million for the nine months ended September 30, 2021. All of our grant revenue is derived from a grant made by the Bill & Melinda Gates Foundation in July 2020. The decrease in grant revenue is due to a decrease of costs incurred under this grant.

Research and Development Expenses

	NINE MONTHS ENDED SEPTEMBER 30,		INCREASE /
Dollars (in thousands)	2022	2021	(DECREASE)
Program expense	$42,706	$25,671	$17,035
Personnel costs	37,543	24,924	12,619
Other	21,127	11,486	9,641
Total research and development expenses	$101,376	$62,081	$39,295

Research and development expense was $101.4 million for the nine months ended September 30, 2022, compared to $62.1 million for the nine months ended September 30, 2021. The increase of $39.3 million resulted primarily from increased program costs related to commercial-scale engineering run, specifically costs of approximately $15.0 million related to R&D materials and service fees supporting the commercial-scale engineering run, pre-clinical trial activities and personnel expenses, as well as facilities costs such as rent and depreciation expenses.

Our headcount supporting research and development activities increased, which generated additional personnel-related costs of $12.6 million. Other research and development costs increased by approximately $9.6 million, primarily related to a $6.0 million increase in rental expense as we expanded our footprints and entered into multiple leases during 2021 and 2022, and an increase of $2.0 million in depreciation expense due to an increase in capitalized expenditures for lab equipment and lab space leasehold improvements.

General and Administrative Expenses

General and administrative expense was $27.4 million for the nine months ended September 30, 2022, compared to $13.9 million for the nine months ended September 30, 2021. The increase of $13.5 million was primarily due to an increase of $4.6 million in personnel-related costs in general and administrative functions, which resulted from increased headcount supporting general and administrative activities; a $4.6 million increase in professional services fees to support the Business Combination Agreement and costs associated with being a publicly traded company; and an increase of $4.2 million related to facilities and other administrative expenses as we expanded our footprints and entered into multiple leases during 2021 and 2022.

Interest Income

For the nine months ended September 30, 2022, interest income increased by $0.3 million compared to the nine months ended September 30, 2021. This increase in our interest income was driven by an increase in our cash and cash equivalents due to capital raises in 2022 and an increase in the interest rate yield on our cash and cash equivalents.

Interest and Other Expense

Interest and other expense was $3.5 million for the nine months ended September 30, 2022, compared to $1.5 million for the nine months ended September 30, 2021. The increase of $2.0 million is primarily related to interest accrued on the various loan agreements we entered into during the second half of 2021 as well as an increase in interest rates on our variable rate debt.

Change in Fair Value of Warrant Liabilities

Other income attributable to the change in fair value of warrant liabilities was $1.0 million for the nine months ended September 30, 2022, compared to an expense of $1.3 million for the nine months ended September 30, 2021. The entire decrease of $2.3 million in the fair value of our warrant liabilities was due to the decrease in the fair value of the private placement warrants.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have generated recurring net losses. We do not have any products approved for sale and have not yet commercialized any product. Since our inception, we have funded our operations primarily through proceeds from the issuance of capital stock and to a lesser extent through debt financings, the issuance of convertible notes and collaboration agreements. From our founding through September 30, 2022, we have raised proceeds from the sale of our capital stock, the Business Combination (including the related PIPE financing), the August 2022 PIPE Financing, and from the issuance of debt and convertible notes. As of September 30, 2022, we had cash and cash equivalents of $98.4 million.

Private Placement and Securities Subscription Agreement

On August 11, 2022, we entered into Securities Subscription Agreements (the “August 2022 PIPE Subscription Agreements”) with certain institutional accredited investors (collectively, the “August 2022 PIPE Investors”), providing for the sale by us of 27,640,301 shares (the “August 2022 PIPE Shares”) of our common stock (the “Common Stock”) at a purchase price of $3.92 per share, in a private placement (the “August 2022 PIPE Financing”). The August 2022 PIPE Shares were issued (the “Closing”) simultaneously with the execution and delivery of the August 2022 PIPE Subscription Agreements. The aggregate gross proceeds for the Private Placement were approximately $108.3 million. The gross proceeds do not reflect transaction costs of $2.3 million. We intend to use the net proceeds from the August 2022 PIPE Financing to fund ongoing clinical development and commercialization of our existing product pipeline.

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

Horizon Loan Agreement

In December 2021, we entered into a loan and security agreement with Horizon Technology Finance Corporation and Powerscourt Investments XXV, LP (together, “Horizon”), which provided for a term loan facility in an aggregate principal amount of up to $25.0 million, $15.0 million of which was borrowed at the closing and the remainder of which may be borrowed following the achievement of certain milestones, but not after June 30, 2022. As of June 30, 2022, we had not borrowed, and could no longer borrow the remainder of the term loan. Under the agreement, in January 2022 the lenders were granted 10-year warrants to purchase shares of common stock of GreenLight. The warrants are exercisable in the aggregate for a number of shares equal to 3% of the total term loan facility (assuming we borrow the full facility amount of $25.0 million) divided by the exercise price of the warrants. Upon the closing of the Business Combination, the warrants became warrants to purchase shares of New GreenLight Common Stock based on the exchange ratio under the Business Combination Agreement.

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

Silicon Valley Bank Loan Agreement

In September 2021, we entered into a loan and security agreement with Silicon Valley Bank, or SVB, providing for a term loan facility in an aggregate principal amount of up to $15.0 million, $10.0 million of which we borrowed at the closing and the remainder of which we may borrow following the achievement of certain milestones, but not after March 31, 2022. We did not borrow any additional amounts from SVB before March 31, 2022. At the closing, we granted SVB a 10-year warrant to purchase up to 34,427 shares of GreenLight Common Stock (assuming we borrow the entire $15.0 million from SVB and giving effect to the reverse recapitalization). Upon the closing of the Business Combination, the warrants became warrants to purchase shares of New GreenLight Common Stock based on the exchange ratio under the Business Combination Agreement.

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

Funding Future Operations; Going Concern

The Company estimates that its existing cash and cash equivalents of $98.4 million as of September 30, 2022 will last through the second quarter of 2023 but will not be sufficient to fund its operations for twelve months from the date these interim financial statements are issued. As a result, there is substantial doubt about our ability to continue as a going concern for at least one year from the date of issuance of these financial statements, as discussed in Note 1 - Nature of Business and Basis of Presentation of the notes to our condensed consolidated financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021, included elsewhere herein.

Based on our existing cash and cash equivalents, we are evaluating a range of opportunities to extend cash runway, including management of program spending, platform licensing collaborations and potential financing activities.

We expect to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through preclinical and clinical development and field trials, seek regulatory approval, and pursue commercialization of any approved product candidates. We anticipate that our general and administrative expenses will increase commensurate with future commercialization of our products and expansion of research collaboration work. In addition, in light of the completion of the Business Combination, we expect to incur continuing costs associated with operating as a public company. Because of the numerous risks and uncertainties associated with research, development, and commercialization of our product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future capital requirements will depend on many factors, including:

•
the design, initiation, timing, costs, progress, and results of our planned clinical trials and field trials;
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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	NINE MONTHS ENDED SEPTEMBER 30,		INCREASE /
	2022	2021	(DECREASE)
Net cash (used in) operating activities	$(112,142)	$(67,241)	$(44,901)
Net cash (used in) investing activities	(22,907)	(11,362)	(11,545)
Net cash provided by financing activities	202,915	18,376	184,539
Net increase (decrease) in cash, cash equivalents and restricted cash	$67,866	$(60,227)	$128,093

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

During the nine months ended September 30, 2022, operating activities used $112.1 million of cash, primarily resulting from our net loss of $128.3 million, adjusted for non-cash items and the effect of changes in operating assets and liabilities. Non-cash adjustments primarily include stock-based compensation expense of $6.5 million and depreciation and amortization expense of $5.9 million offset by a change in the fair value of our warrant liabilities of $1.0 million. Net cash used by changes in our operating assets and liabilities consisted primarily of a $4.0 million decrease in accounts payable, an increase of $8.2 million in accrued expenses and other liabilities, a $9.0 million increase in prepaid expenses and other current assets, partially offset by an increase in deferred revenue of $6.4 million. The decrease in accounts payable is related to timing of vendor invoicing and payments. The increase in accrued expenses and prepaid expenses and other assets was due to our increased level of research collaborations and manufacturing development activities related to our product candidates.

During the nine months ended September 30, 2021, net cash used in operating activities was $67.2 million. Net cash used in operating activities consists of net loss of $77.6 million, adjusted for non-cash items and the effect of changes in operating assets and liabilities. Non-cash adjustments primarily include depreciation and amortization expense of $3.7 million, stock-based compensation of

$1.3 million, non-cash interest expense of $0.7 million and change in fair value warrant liability of $1.3 million. Net cash provided by changes in our operating assets and liabilities primarily consisted of a $4.3 million increase in accounts payable and other current liabilities partially offset by a $0.9 million increase in prepaid expenses and other current assets. The increase in accounts payable and other assets was related to timing of vendor invoicing and payments. The increase in prepaid expenses and other current assets was primarily due to our increased level of research collaborations and manufacturing development activities related to our product candidates.

Investing Activities

During the nine months ended September 30, 2022, investing activities used $22.9 million of cash, consisting primarily of purchases of property and equipment, of which a substantial majority related to laboratory and facilities improvements in Durham, North Carolina and Lexington, Massachusetts as well as purchases of laboratory equipment and facilities improvements for our manufacturing facility in Rochester, New York.

During the nine months ended September 30, 2021, investing activities used $11.4 million of cash consisting of purchases of property and equipment, of which a substantial majority related to purchases of laboratory equipment and facilities improvements for our manufacturing facility in Rochester, New York and laboratory construction in our facility in Woburn, Massachusetts.

Financing Activities

During the nine months ended September 30, 2022, financing activities provided $202.9 million of cash, consisting primarily of $106.1 million of net proceeds raised in the August 2022 PIPE financing, $78.5 million of net proceeds from the Business Combination, net of transaction costs, $21.8 million in proceeds from issuance of convertible debt from PIPE Investors, and $1.2 million of proceeds from the exercise of public warrants, which were partially offset by $5.4 million of repayments on our secured debt, term loan payable, tenant improvement allowance and capital lease obligations.

During the nine months ended September 30, 2021, financing activities provided $18.4 million of cash, consisting primarily of $10.4 million of net proceeds from a new secured debt agreement, $10.0 million of net proceeds from a term loan and $0.1 million of proceeds from the exercise of options, partially offset by $1.6 million of repayments on our secured debt and capital lease obligations and $0.5 million of payments related to financing costs incurred on the business combination.

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

In March 2022, the Company entered into a lease for new office, laboratory and clean room space in Lexington, Massachusetts, which commenced in May 2022. The lease term expires in July 2033. The base rent for this lease is $3.9 million per year, subject to a 3% increase each year.

In June 2022, we terminated our lease for manufacturing clean rooms in Burlington, Massachusetts.

See Note 16, Commitments and Contingencies — Operating Leases, of the notes to our condensed consolidated financial statements for the nine months ended September 30, 2022 and 2021, for further information on our operating lease obligations.

Purchase Obligations

In the normal course of business, we enter into contracts with third parties for field trials, preclinical studies and research and development supplies. These contracts generally do not contain minimum purchase commitments and provide for termination on notice, and therefore are cancellable contracts.

License Agreement Obligations

In December 2020, we entered into an assignment and license agreement with Bayer CropScience LLP (“Bayer”) under which we may be obligated to make milestone and royalty payments. These payment obligations are contingent upon future events, such as achieving certain development, regulatory, and commercial milestones or generating product sales. The timing of these events is uncertain; accordingly, we cannot predict the period during which these payments may become due. We have agreed to pay up to $2.0 million in milestone payments under this assignment and license agreement when certain development milestones are met. The Company assessed the milestones for the three and nine months ended September 30, 2022 and concluded no such milestone payments were deemed probable nor due.

In August 2020, we entered into a license agreement with Acuitas Therapeutics, Inc. (“Acuitas”) under which we are obligated to make potential milestone payments, royalty payments, or both. These payment obligations are contingent upon future events, such as achieving certain clinical and regulatory milestones and generating product sales. Such payments are dependent upon the development of products using the intellectual property licensed under the agreements and are contingent upon the occurrence of future events. The potential clinical and regulatory milestone payments that Acuitas is entitled to receive is in the low double-digit millions for the first option exercised. With respect to the sale of each licensed products, the Company is also obligated to pay Acuitas royalties in the low single digit percentages on net sales of the licensed products by the Company and its affiliates and sublicensees in a given country until the last to occur, in such country, of (i) the expiration or abandonment of all licensed patent rights covering the licensed product, (ii) expiration of any regulatory exclusivity for the licensed product, or (iii) ten years from the first commercial sale of the licensed product. For the three and nine months ended September 30, 2022, none of these events were deemed probable and hence no expenses were recorded.

Debt Obligations

See Note 10, Debt, of the notes to our condensed consolidated financial statements included elsewhere in this filing for further information on our future debt repayment obligations.

Manufacturing Commitments and Obligations

In November 2021, we engaged Samsung Biologics Co., Ltd. (“Samsung”) as a contract development and manufacturing organization for scale up and commercial scale production of our mRNA COVID-19 vaccine pursuant to a Master Services Agreement and a Product Specific Agreement with Samsung (collectively, the “Samsung Agreements”). Pursuant to the Samsung Agreements, we must, among other things, (a) pay Samsung service fees for its pharmaceutical development and manufacturing services, (b) purchase certain minimum quantities of drug products, and (c) pay Samsung, on a minimum take-or-pay basis for each year under the agreement, for our minimum purchase commitments, as determined under the terms of the Samsung Agreements. Based on our minimum purchase commitments, we expect to pay Samsung a minimum of approximately $11.5 million in service fees under the Samsung Agreements, excluding the cost of raw materials. For the nine months ended September 30, 2022, the Company has incurred approximately $5.7 million in costs under this service agreement. Based on our current schedule, we expect to incur approximately $0.7 million of these expenses in the fourth quarter of 2022 and the remainder in 2023.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions. On a recurring basis, we evaluate our judgments and estimates in light of changes in circumstances, facts, and experience. The effects of material revisions in an estimate, if any, will be reflected in the condensed consolidated financial statements prospectively from the date of the change in the estimate.

We believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

Contract Revenue

In March 2022, the Company entered into a License Agreement (the “Agreement”) with Serum Institute of India Private Limited (“SIIPL”), pursuant to which the Company granted SIIPL an exclusive, sub-licensable, royalty-bearing license to use the Company’s proprietary technology platform to develop, manufacture and commercialize up to three mRNA products in all territories other than the United States, the 27 member states of the European Union, the United Kingdom, Australia, Japan, New Zealand, Canada, South Korea, China, Hong Kong, Macau, and Taiwan (the “SIIPL Territory”). The first licensed product target will be a shingles product target, and

SIIPL has an option to select the additional two licensed product targets through the end of 2024. Under the terms of the Agreement with SIIPL, the Company will provide research search services related to the shingles product target to develop a “proof of concept” and will provide manufacturing technology transfer services. In addition, GreenLight retains the option to purchase research and clinical trial data, developed by SIIPL, for 50% of the cost of the research studies and clinical trials for use in the Company’s own development.

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

The Company has determined that the Agreement falls within the scope of ASC 606, Revenue Recognition, ("ASC 606") as it includes a customer-vendor relationship as defined by ASC 606 and thus represents a contract with a customer. The Company has determined that the license of IP granted is not distinct from the research services, which includes manufacturing technology transfer services, and thus should be combined. The Agreement contains a single performance obligation for the combined License of IP and research services. Revenue from the contract will be recognized over time, using an input-method based on labor costs as a percentage of total expected labor costs. The Company has determined that variable consideration from the development and regulatory payments, as well as the $5.0 million of the manufacturing technology transfer payment, in the Agreement should be fully constrained as of September 30, 2022, and commercial milestones and royalties will be recognized in the period the underlying sales occur. For the three and nine months ended September 30, 2022, $1.7 million and $3.4 million had been recorded from the Agreement and the remaining amount of billed and unconstrained consideration is recorded as deferred revenue. Based on current estimated timelines, the Company expects to recognize the deferred revenue over approximately 12 months and is classified as current in the condensed consolidated balance sheets as of September 30, 2022.

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

Prior to the reverse recapitalization, these independent third-party valuations were performed at various dates, which resulted in estimated valuations of our common stock by our board of directors (without giving effect to the reverse recapitalization) of $0.46 per share as of December 31, 2019, $0.65 per share as of August 1, 2020, $0.82 per share as of December 31, 2020, $1.74 per share as of May 1, 2021, $5.26 per share as of September 30, 2021, and $5.89 per share as of December 31, 2021. In addition to considering the results of these third-party valuations, our board of directors considered various objective and subjective factors to determine the fair value of our common stock as of each grant date, including:

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

Recently Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is provided in Note 2 - Summary of Significant Accounting Policies to our condensed consolidated financial statements appearing elsewhere herein.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and research and development contract costs. We do not believe that inflation currently has had a material effect on our business, financial condition or results of operations. Our operations may be affected by inflation in the future.

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

Interest Rate Risk

As of September 30, 2022 and December 31, 2021, we had cash and cash equivalents which consisted of cash and money market funds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

We have exposure to interest rate risk from our variable rate debt. We do not hedge our exposure to changes in interest rates. As of September 30, 2022, we had $23.0 million in variable rate debt outstanding. A 10% change in interest rates would have an immaterial impact on annualized interest expense.

Foreign Currency Exchange Risk

Our reporting and functional currency is the U.S. dollar. We currently do not have significant exposure to foreign currencies as we hold no foreign exchange contracts, option contracts, or other foreign hedging arrangements. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and research and development contract costs. We do not believe that inflation currently has had a material effect on our business, financial condition or results of operations. Our operations may be affected by inflation in the future.

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

We are focused on designing and implementing effective internal controls measures to improve our evaluation of disclosure controls and procedures, including our internal control over financial reporting, and remediate the material weaknesses. In order to remediate these material weaknesses, we have taken and plan to take the following actions:

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2022 to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act is recorded, processed, summarized and reported as and when required.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2022, we finalized the implementation of a new Enterprise Resource Planning ("ERP") software system. Accordingly, we have modified certain existing internal control processes relating to the implementation of the new ERP system. Other than the material weakness referenced above, there have been no additional changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From our founding through September 30, 2022, we raised proceeds from the sale of capital stock, the Business Combination (including the PIPE Financing), and the August 2022 PIPE Financing and from our founding through September 30, 2022 we raised proceeds from the issuance of debt and convertible notes, which we have dedicated to the development of our RNA platform, human health product pipelines and plant health product pipelines. As of September 30, 2022, we had approximately $98.4 million in cash and cash equivalents. On February 2, 2022, we consummated the Business Combination and raised gross proceeds of approximately $136.4 million, which included funds held in ENVI’s trust account (after giving effect to redemptions of $194.9 million) and proceeds from the February 2022 PIPE Financing of $124.3 million (inclusive of the PIPE Prepayment), before deducting estimated transaction expenses of $26.7 million. On August 11, 2022, we entered into Securities Subscription Agreements with certain accredited investors, pursuant to which we raised net proceeds of $106.1 million. We have invested and will continue to invest in property, plant and equipment, and human capital and will require substantial funds to bring the current products in our product pipeline to market and to grow our business by researching, developing, and protecting products not currently in our product pipeline. Our current available funds are not sufficient for all of these activities and, as a result, there is substantial doubt about our ability to continue as a going concern.

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

When we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. The fundraising environment for early-stage biotechnology companies like ours is becoming increasingly challenging, and we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges and opportunities could be significantly impaired, and our business may be adversely affected.

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

Our corporate restructuring and the associated headcount reduction may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

In October 2022, we undertook an organizational restructuring that reduced our workforce by approximately 25%. We may not realize, in full or in part, the anticipated benefits, savings, and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. Furthermore, our restructuring plan may be disruptive to our operations. For example, our headcount reductions could yield unanticipated consequences, such as increased difficulties in implementing our business strategy, including retention of our remaining employees. Employee litigation related to the headcount reduction could be costly and prevent management from fully concentrating on the business.

We will need to modify the size of our organization from time to time, and we may experience difficulties in managing these changes, which could disrupt operations.

We will continue to slow our hiring in the near future as we assess capacity, capital needs and the scope of our operations. The skills we seek are typically in high demand and we may have difficulty identifying, hiring, integrating, motivating and retaining additional employees, consultants, and contract personnel, particularly in light of our recent workforce reduction. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to simultaneously manage rightsizing and growth activities. We may not be able to effectively manage changes in the size of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Any future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our rightsizing efforts while scaling the Company, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage the size of our organization. Many of the companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles, more established brands and a longer history in the industry than we do. If we are unable to continue to attract, motivate, and retain high-quality personnel and consultants, the rate and success at which we can discover and develop product candidates and operate our business will be limited.

We will depend on relationships with third parties for revenues, and for the development, regulatory approval, commercialization and marketing of certain of our products and product candidates, which are outside of our full control.

We rely on a number of third-party relationships for our leases, construction of our facilities, and the development, regulatory approval and commercialization of certain of our product candidates. Certain aspects of our regulatory affairs and clinical development relating to our products and product candidates are also outsourced to third parties. Reliance on third parties subjects us to a number of risks, including:

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
•
the interests of such third parties may not always be aligned with our interests, and such parties may not pursue regulatory approvals or market a product in the same manner or to the same extent that we would, which could adversely affect revenues, or may adopt strategies that could have an adverse effect on our business, results of operations or financial condition;
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

The time required to obtain approval or licensure by the FDA and other comparable regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval and licensure policies, regulations or the type and amount of clinical data necessary to gain approval or licensure may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained marketing approval or licensure for any product candidate, and it is possible that none of our existing product candidates, or any product candidates we may seek to develop in the future, will ever obtain approval for clinical trials, marketing approval or licensure.

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
•
unanticipated delays in starting clinical trials or marketing of product candidates could result in test material becoming obsolete when compared to other therapies or going past its useful life which in turn would require us to obtain the production resources for replacement material, redevelop the material or cancel the development of that product candidate;
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

If we decide to market any product that we develop in jurisdictions in addition to the United States, we may incur the same costs or more in satisfying foreign regulatory requirements governing the conduct of preclinical and clinical trials, manufacturing and marketing and commercialization of any product that we develop in the future. Approval or licensure by the FDA by itself does not assure approval by regulatory authorities outside the United States. Each of these foreign regulatory approval processes includes all of the risks associated with the FDA approval or licensing process, as well as risks attributable to having to satisfy local regulations within each of these foreign jurisdictions and the possibility that our management team will be unfamiliar with that country’s regulatory regime. Our inability to obtain regulatory approval outside the United States may also adversely compromise our business prospects.

We may have difficulties convincing the medical community and third-party payors to accept and use any product that we are able to develop in the future even following our receipt of regulatory approval or licensure for commercialization. Key participants in pharmaceutical marketplaces, such as distributors, physicians, third-party payors and consumers, may not accept a product that we develop and we may be unable to compete with multiple-product or portfolio discounts larger competitors may offer. Even if such a product is accepted by these participants, the medical community may not consider effectiveness and safety alone as a sufficient basis for prescribing such a product in lieu of other alternative treatment methods and medications that are available.

All of our products require rigorous, time-consuming and expensive regulatory examination and approval before they can be commercialized and some or all of our products may not receive this approval.

Any products that we are currently developing or may develop in the future will be subject to extensive governmental regulations relating to development, trials, manufacturing and commercialization. Rigorous studies, clinical trials and extensive regulatory licensure and approval processes are required to be successfully completed in the United States and in many foreign jurisdictions, such as Africa, the European Union and Japan, before a new product may be offered and sold in any of these countries or regions. Satisfaction of these and other regulatory requirements is costly, time-consuming, uncertain and subject to unanticipated delays. We have experienced and may continue to experience additional unanticipated delays in our efforts to satisfy regulatory requirements relating to our product candidates. For example, in April 2022, we applied for a Clinical Trials Application, or CTA, with the South African Health Products Regulatory Authority, or SAHPRA, for a phase I/II single-vaccination booster study. That application was rejected on the basis that the application failed to identify specific benefits our testing efforts and a resulting vaccine would bring to South Africa considering the ready availability of other COVID-19 vaccines in that country. After further review and discussion with SAHPRA, we have decided not to amend or resubmit our CTA in South Africa in favor of identifying other countries in which to begin clinical trials and whether to do so in combination with a US-based Investigational New Drug, or IND, application with the FDA. We can offer no assurance that any clinical trial applications we may file will be accepted by regulatory authorities.

Studies and trials for regulatory licensure and approval are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Because many products that we develop in the future will be based on new technologies, we expect that they will require extensive research and development and necessitate substantial manufacturing and processing costs. In addition, costs to treat potential side effects that may result from a product we develop may be significant.

If successfully released for sale, our COVID-19 vaccine candidate may fail to gain market acceptance.

Even if our mRNA vaccine for COVID-19 successfully completes clinical trials and is approved for commercial marketing, it may fail to meet the same high level of efficacy demonstrated by competitors and our ability to obtain revenues from the vaccine may be diminished or eliminated altogether. Moreover, the addressable market for our COVID-19 candidate may be limited if competing products have saturated some or all markets, particularly the most profitable markets. Further, any delays in commercialization may result in any approved COVID-19 vaccine becoming obsolete as the COVID-19 virus continues to mutate, which in turn may require us to obtain the production resources for replacement material, redevelop the material and restart the regulatory approval process or cancel the development of that product candidate.

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
10.1

License Agreement, dated March 10, 2022, between GreenLight Biosciences, Inc. and Serum Institute of India Private Limited (incorporated by reference to Exhibit 10.32 to Post-Effective Amendment No. 1 to Form S-1 Registration Statement filed with the Securities and Exchange Commission on April 5, 2022).

10.2

Form of Securities Subscription Agreement, dated as of August 11, 2022, between GreenLight Biosciences Holdings, PBC and each purchaser named in the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2022).

10.3

Commercial Lease, dated March 9, 2022, by and between ARE-MA Region No. 8, LLC and GreenLight Biosciences Inc. (incorporated by reference to Exhibit 10.34 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 2022).

10.4

First Amendment to Commercial Lease, dated September 12, 2022, by and between ARE-NC REGION NO. 17, LLC and GreenLight Biosciences Inc. (incorporated by reference to Exhibit 10.35 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 2022).

10.5

Third Amendment to Commercial Lease, dated September 12, 2022, by and between ARE-NC REGION NO. 17, LLC and GreenLight Biosciences Inc. (incorporated by reference to Exhibit 10.36 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 2022).

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

GreenLight Biosciences Holdings, PBC

Date: November 9, 2022	By:	/s/ Andrey J. Zarur
Andrey J. Zarur
President and Chief Executive Officer

Date: November 9, 2022	By:	/s/ Susan Keefe
Susan Keefe
Chief Financial Officer