Form 10-K
period 2022-12-31
GreenLight Biosciences Holdings, PBC
filed 2023-03-28
CIK 1822691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________________ TO _____________________

Commission File Number 001-39894

GreenLight Biosciences Holdings, PBC

(Exact name of Registrant as specified in its Charter)

Delaware	85-1914700
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
29 Hartwell Avenue Lexington, Massachusetts	02421
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 616-8188

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	GRNA	Nasdaq Global Market
Warrants, each exercisable for one share of Common Stock for $11.50 per share	GRNAW	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on Nasdaq Global Market on June 30, 2022, was $172,228,365.

The number of shares of Registrant’s Common Stock outstanding as of March 15, 2023 was 151,681,314.

Auditor Firm Id:	#34	Auditor Name:	Deloitte & Touche LLP	Auditor Location:	Boston, Massachusetts

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and section 27A of the Securities Act of 1933, as amended, or the Securities Act. All statements contained in this Annual Report other than statements of historical fact, including statements regarding, among other things, our business and financial plans, strategies and prospects, future results of operations and financial position, market size, potential growth opportunities, nonclinical and clinical development activities, efficacy and safety profile of our product candidates, potential therapeutic benefits and economic value of our product candidates, use of net proceeds from our public offerings, our ability to maintain and recognize the benefits of certain designations received by product candidates, the timing and results of nonclinical studies and clinical trials, commercial collaboration with third parties, and our ability to recognize milestone and royalty payments from commercialization agreements, the potential impact of global business or macroeconomic conditions, including as a result of the COVID-19 pandemic, inflation and rising interest rates, and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates, are forward-looking statements. These statements may be preceded by, followed by or include the words “estimate,” “expect,” “project,” “forecast,” “may,” “can,” “believe”, “target,” “might,” “will,” “should,” “seek,” “plan,” “scheduled,” “possible,” “anticipate,” “intend,” “aim,” “aspire,” “predict,” “contemplate,” “strive” or similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Item 1A, “Risk Factors” and elsewhere in this Annual Report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and

i

assumptions, the forward-looking events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Annual Report to conform these statements to actual results or to changes in our expectations, except as required by law. You should read this Annual Report with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect. Unless the context indicates otherwise, as used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,”, the “Company” or “New GreenLight”) refer to GreenLight Biosciences Holdings, PBC and its consolidated subsidiaries unless otherwise noted.

This Annual Report contains market data and industry forecasts that were obtained from industry publications. These data involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We have not independently verified any third-party information. While we believe the market position, market opportunity and market size information included in this Annual Report is generally reliable, such information is inherently imprecise.

ii

SUMMARY OF RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report. You should carefully consider these risks and uncertainties when investing in shares of our common stock. The principal risks and uncertainties affecting our business include the following:

•
Our recurring losses from operations raise substantial doubt regarding our ability to continue as a going concern;
•
We are an early-stage biotechnology company without any products or services currently available for sale and we may not be able to successfully develop or bring products or services to market;
•
We have not generated any product revenues to date and expect to incur losses and negative cash flow for the foreseeable future;
•
Failure to timely access the Company’s cash on deposit with Silicon Valley Bank (“SVB”) and the ability to access its cash equivalents and marketable securities may result in a material adverse effect on the Company, its business operations, financial condition and results of operations.
•
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect the Company’s current and projected business operations and its financial condition and results of operations.
•
We will require substantial additional capital to complete our research and development activities, and, if additional funds are not available, we may need to significantly scale back or cease our business;
•
Due to our limited resources and access to capital, we must make decisions on the allocation of resources to certain programs and product candidates; these decisions may prove to be wrong and may adversely affect our business;
•
If we fail to regain compliance with the continued listing requirements of Nasdaq, our common stock may be delisted and the price of our common stock and our ability to access capital markets could be negatively impacted;
•
An active trading market for our common stock may never develop or be sustained;
•
The market price of our common stock may be volatile, which could result in substantial losses for investors;
•
We have not yet succeeded and may not succeed in demonstrating the efficacy and safety of any of our product candidates in clinical trials or in obtaining marketing approval thereafter. We have not yet completed a clinical trial of any product candidate and we have not yet assessed safety of any product candidate in humans. As such, there may be adverse effects from treatment with any of our current or future product candidates that we cannot predict at this time;
•
We may not be able to obtain regulatory approval for the Company’s product candidates, which is taking longer than anticipated and which cannot be assured or Emergency Use Authorization even if vaccine candidates are approved by regulators;
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
•
Changes in laws and regulations affecting the business of the Company;
•
The potential inability to implement or achieve business plans, forecasts, and other expectations; and
•
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

PART I

Item 1. Business.

Unless the context otherwise requires, for purposes of this section, the terms “we,” “us,” the “Company” or “GreenLight” refer to GreenLight Biosciences Holdings, PBC and its subsidiaries.

Overview

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

Humanity faces numerous challenges. There are more than eight billion people sharing the diminishing resources of Earth. This growing population needs to produce more food with the same amount of land and, at the same time, honor the global desire—and increasing technical need—to replace chemical pesticides. Not only are these pesticides facing increased consumer opposition and threat of outright bans due to environmental damage, but many are losing their effectiveness.

More than half the world’s population now lives in cities, breathing the same air that carries pathogens and causes infections. Humanity needs to adapt and tackle pandemics both for those who have and for those who do not have access to good health care around the planet.

To address these issues, we need to develop high-quality, cost-effective products that can be deployed widely, including to developing countries. We believe ribonucleic acid, or RNA, can be the critical aspect to these products.

RNA gained broad global prominence in recent years as the COVID-19 pandemic swept through the world’s population, prompting messenger RNA, or mRNA, vaccines to move from a scientific theory to a medical reality. Vaccines made using mRNA proved among the fastest to develop and the easiest to update for newer strains of COVID-19.

While the fast rollout of mRNA vaccines helped change the course of the pandemic, this is just one part of the story. The full potential for RNA in human health has not yet been realized. Beyond human health, RNA-based technology can also be deployed to address other global issues, including agricultural needs for crop protection.

Our technology platform, which was initially developed to produce agricultural crop protection products and is protected by patents and know-how, is capable of synthesizing building blocks (nucleotides), building tools (enzymes), and instructions (DNA templates) to make double-stranded RNA, or dsRNA, within an integrated process. The know-how that we gained from our experience with designing and developing our dsRNA platform process and analytics provided the foundation upon which we designed and developed our mRNA production process and analytics. For more information on our proprietary platform, see “Business—Our Manufacturing Platform and Capabilities.”

We have several dsRNA-based products in our agricultural pipeline that, if commercialized, we believe can change the way in which farmers protect crops, allowing them to better utilize the land dedicated to agriculture and produce foods with less or no pesticide residue. Two of these potential products, CalanthaTM, which is designed to manage Colorado potato beetles, and our varroa mite solution, which is designed to protect bees, have been submitted to the Environmental Protection Agency (EPA) for approval. Our other dsRNA-based agricultural products are in various earlier stages of development, ranging from proof of concept in the lab to proof of technology in the greenhouse and proof of scale in the field. See “Business—Plant Health Product Pipeline” for additional information on the development process. In order to commercialize a product for the U.S. agricultural market, we must complete specified toxicology and environmental studies, submit a registration dossier to the EPA demonstrating that the product does not pose unreasonable risks to human health or the environment, respond adequately to any deficiencies identified by the EPA through its risk assessment process and obtain the EPA’s approval of our labeling. The EPA must also establish a tolerance level for the product or issue a tolerance exemption. We must separately obtain any applicable state or foreign regulatory approvals where we want to commercialize our products. For more information regarding the regulatory process, see “Business—Government Regulation—Agricultural Products” and “Risk Factors—Risks Related to Our Plant Health Program”.

Our COVID-19 vaccine program and shingles vaccine program are the primary focus areas of our human health pipeline. Other potential product candidates in our human health pipeline are in early stages of pre-clinical research and development. To get to the pre-investigational new drug (“IND”) application phase for our product candidates in our human health pipeline, we must successfully design and test the product candidates in animal models, achieve positive results, select the product candidates to progress to IND-enabling toxicology studies, develop chemistry, manufacturing, and controls (CMC) protocols and create a development plan to discuss with the U.S. Food and Drug Administration (FDA), and other foreign health regulatory authorities, as applicable, as part of pre-consultations, and manufacture, fill and finish the vaccine candidate material. Significant uncertainty exists as to whether any of other potential product candidates will reach the candidate selection phase.

AN INTRODUCTION TO RNA

RNA is present in all known life forms and plays an essential role in numerous biological processes, including the control of gene expression through RNA interference (RNAi) and as a messenger for protein synthesis. Consequently, RNA molecules are being studied for use in potential products in many fields, such as agriculture (e.g., dsRNA-based insecticides or fungicides) and human health (e.g., mRNA-based vaccines and therapies).

RNA can be transformative for human health and plant health:

•
Plant health—where dsRNA can be leveraged to regulate the expression of a target protein by interfering with its message. Such RNA-mediated interference can form the basis for highly targeted pesticides or protection against parasites.
•
Human health—where mRNA can be used to express specific proteins which form the basis of vaccines as well as other therapies.

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

Double-stranded RNA products in agriculture exploit a natural biological process called RNA interference (RNAi). This is a biological process found in many eukaryotic organisms, which break down dsRNA that has been taken into a cell into short fragments known as small interfering RNA (siRNA). The presence of these small RNA fragments can lead to the degradation of complementary mRNA, thereby limiting or stopping the synthesis of the protein that is encoded by the mRNA (e.g., a protein that is of vital importance to a harmful pest insect).

RNA-based pesticides may be able to give us more environmentally friendly ways to protect crops and beneficial insects while effectively stopping harmful pests. Much of our ability to design products that are intended to improve the environmental profile associated with crop protection products relies on our ability to design an RNA sequence that is only found in the organism(s) that we desire to manage. In this design process, we will compare the genome of our target species to the genome of other species that may co-exist with it, including humans, with the goal of avoiding off-target effects.

RNA in human health

Messenger RNA’s features make it broadly valuable for potential use in human health, whether as a prophylactic vaccine or a therapy. It is well known that mRNA has been used to make some of the most effective COVID-19 vaccines and that these vaccines have been developed quickly, which is critical for a pandemic response. Far more than a billion doses of mRNA COVID-19 vaccine have already been produced globally. We are developing multiple mRNA vaccine candidates such as shingles vaccine candidates, an improved vaccine designed to be more broadly protective against COVID-19, and personalized oncology vaccines.

DNA encodes the instructions for life to function. DNA is transcribed into mRNA, which is processed and translated by the ribosome as it synthesizes proteins. Instructions to make proteins that perform many critical functions are transcribed from the

DNA to mRNA. mRNA is a polymer generally comprised of four ribonucleotides (adenine, guanine, cytosine, and uracil), the sequence of which determines the composition of the protein that the mRNA encodes. Synthetic mRNA can be produced in manufacturing facilities for delivery into the cellular cytoplasm, enabling the cells to produce proteins as vaccines or for therapy.

mRNA has many useful attributes:

•
Wide range of applications: mRNA can encode for any protein (intracellular, membrane-bound, or secreted), giving it many potential uses (e.g., as a component of vaccines or therapies).
•
Transient expression: The body has mechanisms to degrade mRNA, allowing for repeat dosing and a dose-response which can be tailored for the needs of the pharmaceutical product.
•
Fast development: Relatively simple changes to the mRNA molecule are needed to produce different therapeutic proteins, enabling a fast turnaround from gene selection to product. For instance, if a booster vaccine is needed for a new variant, no changes will need to be made except to the mRNA sequence itself.
•
Flexible manufacturing: A single manufacturing facility can produce different vaccines and therapies with appropriate controls in place, as the process of producing the mRNA is essentially the same regardless of the product will little need for major manufacturing changes.

Until recent years, it was very difficult to stabilize mRNA, understand its interaction with the human immune system and avoid innate immune activation, or deliver it into target cells at effective levels. Addressing these challenges has allowed the development of the RNA industry and its rapid deployment as a global healthcare product.

OUR BUSINESS MODEL AND GROWTH STRATEGY

As a company, we aim to make the benefits of RNA, and other biologics, accessible to everyone.

In human health, we are developing vaccines and RNA therapeutics to alleviate or cure critical diseases facing patients worldwide. In agriculture, we are developing products that promote sustainability and supplement or replace traditional pesticides and fungicides with RNA in farmers’ crop-protection and enhancement programs.

Our technology platform provides for integrated discovery, design, and development of RNA-based products and gives rise to three distinct capabilities that underpin a sustainable business model and bring capabilities normally used in advanced pharma discovery to agriculture and human health:

•
Identification and design: Machine learning and proprietary algorithms are key tools as we work to identify the best gene target candidates for dsRNA-based products and seek to design safe and effective dsRNA against those targets. For mRNA-based products in human health, we identify the protein that we are seeking to have the patient express (e.g., an antigen for a prophylactic vaccine application) and seek to design safe and effective mRNA according to our design rules. As we accumulate data across our programs throughout their various stages of development, we incorporate learnings for future improvements to our design and discovery processes.
•
Develop and optimize: Our ability to produce RNA and formulate it in-house fuels development. Depending on the testing needs of the program and the stage of development, we can produce various RNAs (types, compositions, lengths) at different scales (ranging from micrograms to kilograms) and various levels of purity with fast turnaround. For instance, we might screen dozens to several hundreds of RNAs in early discovery using microgram to milligram quantities that can be produced and analyzed in one week. As lead sequences are identified, we may seek to improve them by further iterating on their designs. In addition, as the leads progress further in development, we will produce them at the milligram to gram scale (e.g., for in vivo animal studies with mRNA in human health or for greenhouse trials with dsRNA in agriculture). We also have kilogram-scale capability for dsRNA (e.g., for supplying global field trials).
•
Manufacturing: We have developed two manufacturing processes, one for plant health (dsRNA) and one for human health (mRNA) that both rely on synthesis of RNA from RNA building blocks, enzymes, and DNA templates and require many of the same analytical methods for assessing in-process control and product quality. We can produce dsRNA products through our proprietary cell-free system. Our current production scale is 2,000 liters per batch. Our mRNA process has been used to produce clinical trial material under phase-appropriate current good manufacturing practice (cGMP) regulations for use in human trials. Our mRNA process has been demonstrated at commercial scale (i.e., basis of 50-liter mRNA synthesis reaction) at a contract development and manufacturing organization. See “Business – Our Manufacturing Platform and Capabilities” for additional details.

In the next five years, our pipeline includes seven agricultural products planned for launch and several human health product candidates with clinical milestones, including Phase I clinical trials, in each case, subject to applicable regulatory approvals.

We anticipate this pipeline will demonstrate:

•
Fast development of agricultural products. CalanthaTM will, if approved in 2023, have taken five years from first field trials to market compared to a typical 10-year cycle at major agribusinesses.
•
Rapid integration of acquisitions. We acquired Bayer’s topical RNA treatment for honeybees that targets the varroa mite in December 2020. By May 2021, we were conducting further field trials. In February 2023, we submitted our dossier for this product to the EPA for review.
•
Validation of our mRNA platform. We are working toward clinical proof of concept of our COVID-19 mRNA vaccine candidate. We have updated our clinical strategy to leapfrog monovalent and bivalent vaccines and advance to progressing our pan-sarbecovirus mRNA vaccine candidate.

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

For our plant health products, we define total addressable market as the global revenue opportunity available to pesticide solutions controlling a target pest or disease. In most instances, we do this by defining a relevant active ingredient market for the crop or crops where we intend to market our products and then making an assumption as to the percentage of that market that is spent on controlling the target pest or disease. We use data from AgBioinvestor and FAOSTAT (a database run by the Food and Agriculture Organization of the United Nations), and data purchased from third party consultants is used to quantify the market and underpin assumptions. In order to address the total insecticide and fungicide markets we identify pests or diseases in that market, develop targeted dsRNA sequences for them and attempt to develop the best delivery mechanism for that dsRNA. Over time, we intend to expand beyond RNA, building on our capabilities. In human health, we intend to pursue markets where RNA can provide better products (faster, cost effective or more efficacious) to improve standards of care for patients across infectious diseases, oncology/autoimmune products, and in a variety of additional indications through potential third party collaborations.

Planned products and milestones

Agricultural programs we currently have planned for earliest launch opportunity in the next five years include protection against:

Human health programs in our current pipeline include:

See “Plant Health Product Pipeline” and “Human Health Product Pipeline” below for additional information regarding our pipeline programs.

OUR MANUFACTURING PLATFORM AND CAPABILITIES

Our platform, developed through years of research and technology development, is protected by know-how and foundational patents.

Overview of manufacturing process for agriculture

While the potential advantages of dsRNA for use in agriculture have been known for some time, production cost has historically been a barrier. Our proprietary cell-free dsRNA manufacturing process was designed to achieve an economically viable scale (i.e., metric tons per annum) and cost of goods for competing in broadacre agriculture markets (e.g., < $1 per gram of dsRNA technical grade active ingredient). In human health, raw materials from the vaccines industry are not readily available at these scales and at economically viable prices. Cell-based processes (e.g., production of RNA via microbial fermentation) are generally low yielding and of poorer quality, necessitating more expensive larger-scale capital than higher yielding, higher quality cell-free processes.

Our proprietary process begins with cellular RNA obtained from inexpensive, readily available sources (e.g., yeast). This cellular RNA is broken up (depolymerized) into RNA building blocks (nucleoside monophosphates) using a nuclease enzyme. The desired dsRNA is then synthesized from these nucleoside monophosphates using carefully selected enzymes that “energize” the building blocks (into nucleoside triphosphates) and polymerize them into the desired RNA according to a corresponding DNA template. Key to this dsRNA synthesis process and its economic viability is that we employ inorganic polyphosphate as the energy source, which is inexpensive and readily available like the nucleotide source (cellular RNA). We also produce the required enzymes and DNA templates via scalable fermentation-based processes using proprietary microbial strains, all of which were developed at GreenLight with scale and cost in mind. In addition, enzymes that have a high temperature tolerance were selected to facilitate the production of high-energy nucleotides. The utilization of such enzymes allows high temperature to be incorporated in their preparation, providing a way to mitigate undesirable contaminating activities (e.g., RNA-degrading enzymes, DNA-degrading enzymes, nucleotide-degrading/altering enzymes, protein-degrading enzymes) from entering the RNA synthesis portion of the process and affecting quality and yield.

Regarding the scalability of our cell-free manufacturing platform, we have increased our production scale of dsRNA from microliters to our current 2,000-liter capacity with no material impact on quality or process yields. Regarding the flexibility of the platform, we have synthesized numerous dsRNAs of varying lengths and compositions across these scales in order to supply material for testing at all stages of product development from early discovery to greenhouse to field trials. We believe our expertise and proprietary technology will allow us to increase batch sizes to 10,000 liters and beyond, which will allow us to reduce the cost of our dsRNA products.

Our manufacturing for agriculture

Our dsRNA manufacturing facility in Rochester, New York, is designed for process development while generating samples for research and market development with a design basis of 1,000 kg of dsRNA production per year. The facility has a raw material storage and handling area, high bay wet-processing area with floor drains, two 1,200-liter fermenters, two 2,000-liter cell-free reactors, NMP preparation tanks, formulation, packaging, development laboratory, analytical laboratory, loading dock, and cold storage areas. This plant currently has 18 process engineers, technicians, research associates, and quality-control personnel for commercial production of plant health products.

Of our two 2,000-liter reactors, one has been operational since the second quarter of 2021, and we are planning to have the other online by the end of the second quarter of 2023 as part of our plan to increase manufacturing capacity to 1,000 kg of dsRNA per year. If we obtain the appropriate regulatory approvals to commercialize our products as we project in our agricultural product pipeline, we expect that this capacity will enable us to meet our agricultural product needs through mid-2024.

Overview of manufacturing process for human health

Messenger RNA is produced using a state-of-the art process. mRNA is synthesized (via an in vitro transcription reaction) from RNA building blocks (nucleoside triphosphates and a co-transcriptional capping reagent) that are assembled by an enzyme (RNA polymerase) according to a set of molecular instructions (DNA template) that encodes for the desired mRNA. The resulting mRNA is comprised of elements (a 5’-untranslated region, a protein-coding region, a 3’-unstranslated region, and a poly(A) tail) that ultimately enable protein expression (e.g., of an antigen for a prophylactic vaccine application) upon delivery to human cells. The mRNA undergoes several purification steps to reach the highest quality levels for safety. This process scales linearly from milliliter-scale to commercially relevant scale (50 liters), achieving 12 grams of mRNA per liter of reaction.

For our most advanced programs, the purified mRNA is encapsulated in lipid nanoparticles (LNPs) to facilitate delivery to target cells in humans. The LNPs protect the mRNA from degradation and enables its uptake into the cells so that the mRNA can be used to express the protein of interest. The manufacturing process for mRNA-LNP involves two liquid streams colliding at high velocity in a jet-mixing chamber, one of which contains lipids and one of which contains mRNA. After some additional processing, a cryoprotectant is added before the product is sterile-filtered and stored prior to fill-finish.

Our manufacturing for human health

In June 2022, we terminated our lease for cleanrooms in Burlington, Massachusetts. In May 2022, we entered into a lease in Lexington, Massachusetts for office and laboratory space with existing cleanrooms. We are executing on a plan to be able to qualify the cleanrooms for early phase clinical material production (multi-gram scale) by year-end 2023. We will continue to use CMOs to fill/finish and label/pack our clinical material. We plan to use a contract development and manufacturing organization, or CDMO, to produce mRNA in larger quantities. In November 2021, we engaged Samsung Biologics Co., Ltd. (“Samsung”) as a contract development and manufacturing organization (CDMO) for scale up and commercial scale production of our mRNA COVID-19 vaccine candidate pursuant to a Master Services Agreement (the “MSA”) and a Product Specific Agreement (the “PSA”, and together with the MSA, the “Samsung Agreements”). Under the Samsung Agreements, Samsung is performing pharmaceutical development and manufacturing services for us over a period of years at its South Korean facility in exchange for service fees. We agreed that, if we enter into a purchase agreement for commercial quantities of drug product, we will pay Samsung, on a minimum take-or-pay basis for each year under that agreement, for our minimum purchase commitments, as determined pursuant to the terms of the Samsung Agreements. Based on our minimum purchase commitments, we expect to pay Samsung a minimum of approximately $8.8 million in service fees under the Samsung Agreements, excluding the cost of raw materials, which we must supply to Samsung separately. These fees include initial technology and analytical method transfer fees, process development and scale-up fees, process characterization fees, an annual project management fee, and per-batch engineering run fees. Based on our current schedule, we incurred $5.9 million of expense in 2022, with any remaining expense we expect to incur in 2023. If we move to commercial production, the agreement provides for additional process validation, inspection, cleaning, stability testing and commercial production fees, most of which would be incurred on a per-batch basis.

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

Supply for research and development

Depending on the testing needs of the program and the stage of development, we can produce various RNAs at various scales and levels of purity with a rapid turnaround.

Our dsRNA high through-put sample production capabilities are based at our Medford, MA site. We are able to produce about 100 products per week at the microgram to milligram scale for use in early discovery efforts to identify lead sequences or later in development to improve on the leads. We can also produce multi-gram scale quantities at a rate of about 10 products per month if required to support studies that necessitate significantly more material (e.g., lab assays on plant material or greenhouse trials). These materials are typically sent to our Durham, North Carolina facility for formulation.

Our mRNA production capabilities are based at our Lexington, MA site. We are able to produce about 100 products per week at the microgram to milligram scale for use in discovery (e.g., antigen screening or antigen selection). We are also able to produce about 15 products per month at the 20 to 250mg scale if required to support translational research studies that necessitate significantly more material (e.g., in vivo studies in animals). For samples that require mRNA encapsulation, we also have this routine capability at our Lexington, MA site.

Supply for clinical trials & toxicology tests

In 2021, we produced clinical material for our COVID-19 vaccine candidate, GLB-COV2-043 under phase-appropriate cGMP regulations for use in human trials. We engaged contract manufacturing organizations (CMOs) to complete the GMP fill/finish and clinical label/pack of these materials. We are in the process of reestablishing our ability to produce GMP clinical trial material in our Lexington facility, which we expect will be completed in the second half of 2023.

We have also produced mRNA and LNP formulations for multiple IND-enabling toxicology studies under Good Laboratory Practice (GLP) procedures in our Lexington facility.

Human Health Product PIPELINE

Overview

The key pillars of our human health strategy are as follows:

•
Developing vaccines for infectious diseases, especially those addressing unmet medical needs in lower- and middle- income countries. Consistent with its public benefit corporation status, GreenLight is striving to support global, sustainable vaccine access and pandemic response readiness.
•
Developing innovative products to address unmet medical needs in oncology and autoimmune diseases. This work has begun with the collaboration with EpiVax Therapeutics, Inc. to co-develop and commercialize personalized cancer vaccines, with the initial indication for the first potential product candidate targeting bladder cancer.
•
Continued advancement of GreenLight’s mRNA technology platform through innovations and to seek potential partnerships with pharmaceutical and biotechnology companies.

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

mRNA molecule design

Changes in the mRNA molecule will result in changes in the protein we intend to express, mRNA stability, safety of the product and the immune response to the product.

First, we must choose the right target protein, after which an mRNA has to be designed for it. A well-designed mRNA molecule, with necessary modifications, will carry instructions for the relevant protein to be expressed safely and efficiently and for the desired duration. The mRNA composition can be optimized to avoid undesirable immune responses while increasing protein expression (or potency).

Delivery vehicles

To facilitate the mRNA to reach its destination without degradation, we must formulate it into a delivery vehicle. The delivery system’s design can influence potency, immunogenicity, safety and the product’s shelf life when stored before administration.

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

Our human health pipeline

We are currently working on infectious disease and oncology vaccine targets. We are exploring ways to expand our pipeline to include additional therapeutic areas, including gene therapies, in the future.

To get to the candidate selection phase of our product candidates in our human health pipeline, we must design and test the product candidates in vitro and in animal models, select the top product candidate to progress to IND-enabling toxicology studies, develop chemistry, manufacturing, and controls protocols and processes, create a clinical development plan to discuss with national health regulatory authorities as part of pre-consultation meetings, and manufacture, fill and finish the vaccine candidate material.

In order to begin Phase I clinical trials for any type of vaccine candidate in the United States, we must first successfully complete the required pre-clinical pharmacology and toxicology study for demonstrating reasonable safety of the product candidate, submit an IND application to the FDA, which will include the scope of our proposed Phase I clinical trial, and satisfy all requirements required by the FDA for approval of the IND. We can offer no assurance that any clinical trial applications we may file will be approved by regulatory authorities. Additionally, in order to begin Phase I clinical trials, we must first produce the Phase I IND candidates in compliance with applicable cGMP regulations and conformity to our chemistry, manufacturing and controls protocols. See “Risk Factors—Risks Relating to Our Manufacturing Platform.”

Prophylactic vaccines for infectious diseases

The objective of a prophylactic vaccine is to expose the body to a protein (called the antigen) that is present in the disease-causing virus or bacterium so that it can generate a protective immune response in the absence of the pathogen and be prepared to fight the actual infection, should it occur in the future. mRNA could be used to encode the antigen as a way to expose the body to a component of the pathogen, avoiding the use of whole infectious agents.

Vaccines that use mRNAs present significant advantages compared to non-mRNA vaccines, including:

•
The antigen expressed is a true match to the protein present in the pathogen, thus increasing the potential for an effective immune response as compared to vaccines produced through other methods in which manufacturing processes may result in changes to the antigen.
•
The short development time from antigen selection to clinical trials and rapid manufacturing makes mRNA ideal for emerging epidemics or pandemic response. This is why the two mRNA COVID-19vaccines were among the fastest to be authorized.
•
The same manufacturing plant can be used to produce mRNA vaccines against multiple potential indications.

Opportunity

Immunization with prophylactic vaccines has become one of the most successful of all healthcare interventions. It is estimated that vaccines prevent 6 million deaths every year.

Our COVID-19 vaccine candidate

Unmet need

Although a large portion of the population in high-income countries has been vaccinated against COVID-19, widespread vaccination in mid- and low-income countries (“LMICs”) has lagged behind the developed world. As we enter the fourth year of the COVID-19 pandemic, continuous and substantial viral evolution create challenges to the ongoing public health response, including timely decisions on modifications to COVID-19 vaccine antigen composition to provide protection. The rapid evolution of the virus and subsequent emergence of new variants which have exhibited a degree of immune escape from vaccination or prior infection has meant that there is a need for boosters which will be more broadly protective. There is also a need to improve the durability of the immune response for longer protection and intervals between boosters. The trajectory and timeline of further virus evolution are uncertain and delays between recommendations to update vaccine antigen composition and roll-out of updated vaccines significantly and disproportionately impact LMICs.

Product concept

Our initial COVID-19 vaccine candidate, GLB-COV2-043, used mRNA to encode the full-length spike protein of the Wuhan strain, formulated in LNPs. Concurrent with the development of GLB-COV-2-043, a monovalent booster candidate, we have been developing a pan-sarbecovirus vaccine candidate, which we are currently evaluating various potential candidates in preclinical studies for their ability to provide protection against a broad panel of sarbecoviruses, including SARS-CoV-2. As previously announced, we are updating our clinical strategy to accelerate the development of this pan-sarbecovirus vaccine candidate instead of advancing the GLB-COV2-043 (monovalent) vaccine candidate as originally planned.

Achievements to date and future milestones

As part of the toxicology and pre-clinical testing, for our initial COVID-19 vaccine candidate, hamsters (16/group) were immunized at day 0 and 21 at three dose levels of 5 µg, 30 µg, and 100 µg of vaccine or controls of saline or LNP. At day 40 of the study, the animals were intra-nasally challenged with live SARS-CoV-2 virus (isolate USA-WA1/2020). Animals were followed for 14 days, and their weights taken daily. This hamster challenge study revealed that all doses of GLB-COV2-043 provided protection from SARS-CoV-2 challenge using percent body weight (% BW) change as a criterion. We observed a statistically significant (p < 0.0001) reduction in weight loss, compared to controls on Day 6, the peak of disease, and Day 14, the end of the challenge study.

Body weight changes of vaccinated hamsters after SARS-CoV-2 viral challenge

Hamsters (8/group) were immunized at day 0 and 21 at three dose levels of 5 µg, 30 µg, and 100 µg of vaccine or controls of saline or LNP (GLuc). Blood draws at day 21 (pre-boost: before injection of the second vaccine dose), and day 39 (post-boost: that is, 18 days after the second dose) were tested for neutralizing antibody titers against live SARS-CoV-2 virus (isolate USA-WA1/2020).

All vaccine doses tested induced significantly higher levels of SARS-CoV-2 neutralization titer compared to controls, both Pre- and Post-Boost. The 100 µg and 30 µg doses of GLB-COV2-043 induced significantly or trending towards significantly higher titers of neutralizing antibodies compared to control immunized animals. The GLB-COV2-043 vaccine candidate displayed a clear dose response after boost, demonstrating that is induces high titers of functional anti-SARS-CoV-2 capable of neutralizing virus entry into cells.

SARS-Cov-2 Serum neutralizing antibody titers for hamsters vaccinated with GLB-Cov-2-043. Day 21: 3 weeks after 1st vaccination dose. Day 39: 18 days after 2nd vaccination dose (*:p<0.05, ***: p<0.001: ns: p=0.0523)

After we completed pre-clinical testing, we were able to produce, fill, and finish the drug product using our own GMP facilities.

As previously announced, GreenLight received approval from the Rwanda Food and Drugs Authority (Rwanda FDA) to initiate a Phase I/II study of its GLB-CoV2-043 (monovalent) vaccine booster candidate. However, given the global shift in the standard of care for COVID-19 vaccination to the Wuhan/Omicron bivalent vaccine and new availability of the bivalent vaccine in Rwanda, GreenLight is updating its clinical strategy to leapfrog monovalent and bivalent vaccines by accelerating development of its pan-sarbecovirus vaccine candidate instead of advancing the GLB-COV2-043 (monovalent) vaccine candidate as originally planned. We are aiming to produce a potential vaccine that will be effective against current and future COVID variants, including preparing for future potential pandemics.

Our Shingles Vaccine Candidate

In March 2022 we granted Serum Institute of India Private Limited (SIIPL), an exclusive license to use our proprietary technology platform to develop, manufacture and commercialize an mRNA shingles (herpes zoster) product and up to two other mRNA products in all territories other than the United States, the 27 member states of the European Union, the United Kingdom, Australia, Japan, New Zealand, Canada, South Korea, China, Hong Kong, Macau, and Taiwan. Pursuant to our arrangement with SIIPL, we have engaged in designing and performing preclinical research to develop a shingles vaccine candidate.

Unmet need

Ninety-five percent of people older than 50 years of age have had chicken-pox. The varicella zoster virus causing this disease remains dormant in the body and reactivates periodically, which may result in herpes zoster or shingles. The lifetime risk of herpes zoster exceeds 30%, with global incidence rates estimated at 3 to 5 per 1,000 person-years overall, 5-11 per 1,000 person-years among adults ≥ 50 years of age and increasing age-specific incidence rates over the last 60 years. Increasing age is also associated with an increasing risk of debilitating complications with a significant impact on quality of life, functional status and productivity, and healthcare costs. The availability and cost of the vaccine currently available for herpes zoster prevention is prohibitively high for many in low- and middle-income countries where the associated impaired quality of life, morbidity, healthcare costs and lost productivity of herpes zoster and its complications have a disproportionate impact.

Our product concept

Our mRNA-based formulations are targeting key viral antigens known to play a critical role in the viral entry and life-cycle. We believe correctly selected antigens and formulations will produce a vaccine candidate with a competitive product profile.

Achievements to date and future milestones

Since March 2022, our Shingles vaccine program has progressed from the stage of concept evaluation to the stage of antigen design and pre-clinical evaluation in small animals. As part of our pre-clinical evaluation of our Shingles vaccines antigen in mice, we evaluated three antigens: VZV antigen#1, VZV antigen#2 and VZV antigen#3. We formulated these three mRNA vaccine antigens in three different lipid nano-particle (LNP) formulations: LNP#1, LNP#2 and LNP#3. Mice were primed with Varivax (attenuated VZV) and thereafter immunized intramuscularly with each of the mRNA-LNP candidates twice, at 0 and 8 weeks. Two doses were evaluated. We observed that all vaccine candidates were immunogenic and elicited high-levels of antigen-specific antibodies (IgG) after the first and second administration (panel A and B, below), comparable to the active control vaccine. These antigen-specific antibody levels were maintained up to 3 months (24 weeks) after the last administration (panel C, below), demonstrating the durability of the humoral immune response.

In addition, the mRNA vaccine candidates formulated with LNP#1 (and LNP#3) were more potent in eliciting strong cellular immune response, when compared to the active control vaccine.

Finally, when we evaluated the memory response, we observed that at 24 weeks, the mRNA vaccine candidates formulated with LNP#1 maintained memory T cells (panel A, below) and memory B cells (panel B, below) responses at levels similar to comparator vaccine (active control), demonstrating ‘durability’ of the immune response.

Based on the pre-clinical studies and evaluation of the three potential candidates highlighted above, GreenLight has selected a lead candidate to progress towards clinical development. We are in active discussions with SIIPL regarding potential plans forward for this vaccine candidate.

Oncology Vaccine Program

On January 8, 2023, we entered into an exclusive collaboration agreement with EpiVax Therapeutics, Inc. (“EVT”), pursuant to which GreenLight and EVT agreed to exclusively collaborate with each other to develop, manufacture and commercialize mRNA-based oncology vaccines using GreenLight proprietary technology and EVT proprietary technology.

Unmet need

mRNA vaccines represent a therapeutic option with potentially improved product profiles and faster development pathways than current oncology therapeutics. We believe that an mRNA-based vaccine could solve some of the biggest unmet needs in oncology.

Under our collaboration with EVT, the first indication we plan to target is bladder cancer, an area with significant unmet needs. Bladder cancer is the fourth most common cancer in men globally but inadequately addressed by existing therapies. Surgery (cystectomy) yields only a 50-60% 5-year survival rate, and radical cystectomy is debilitating even with reconstructive surgery. Cisplatin (chemotherapy) is another option, but 50% of the patient population is ineligible. Lastly, less than 30% of patients respond to checkpoint inhibitors, and those that do typically experience severe side effects.

Our potential product concepts

We are currently in the early stages of our collaboration and work with EVT. Under the collaboration, we envision using EVT’s high-speed, automated, secure, cloud-based commercial platform, Ancer, to process cancer protein sets and identify patient-specific neoantigens and their neoepitopes.

GreenLight plans to take the personalized, multi-antigenic, mutanome-directed therapeutic peptide (comprised of, e.g., 20-40 neoepitopes) identified and created by EVT’s proprietary platform and append/apply our mRNA and DNA design rules, experience, and know-how to create a personalized mRNA that encodes for the peptide such that the peptide is expressed by target cells in the cancer patient. Rapid turnaround (e.g., estimated at 4-8 weeks) from patient tumor biopsy/sequencing to a personalized drug product that is ready for administration is important. Our research-scale mRNA-LNP production capabilities routinely support fast turnaround of material for pre-clinical studies (in vitro, in vivo) and GLP toxicology testing that is of the same scale that we anticipate will be required for an mRNA-based personalized cancer vaccine. We plan to combine our small-scale fast turnaround process with our experience with cGMP regulations and available cleanroom space at our Lexington, MA site to create a capability that can generate phase-appropriate material for early-stage clinical trials.

Global RNA Manufacturing Network

Our vision is to enable Africa, Asia, and Latin America and other potential LMICs to meet local demand through production outside the United States and Europe, from drug substance to product to fill and finish of mRNA vaccines and therapies, ideally in the country where the vaccine will be sold. If our vaccines and therapies are approved in these jurisdictions, we intend to contract with local manufacturers to produce our products, which we believe will enable the accessibility and cost competitiveness of our products.

If we obtain applicable regulatory approvals, we intend to create an interoperable network with local production facilities deploying our manufacturing process using modular design concepts that can be constructed off-site and set up more quickly than traditional construction models, so each facility will rely less on international supply chains to create vaccines and therapies for local needs.

Strategic Collaborations

Collaborators are part of our core strategy as we seek to accelerate our development of RNA therapies. We have relationships with research hospitals, universities, foundations, biotechnology companies, pharmaceutical companies, and nongovernmental organizations with expertise in our pipeline programs. During research and development stages, we seek collaborators to complement our preclinical studies and manufacturing capabilities. At the clinical development stage, we will seek established collaborators to codevelop or commercialize our product candidates. For vaccines, we are seeking companies with commercial capabilities that will receive rights to develop and commercialize our vaccine candidate(s). In this way, we can share the risk and reward of our portfolio while acquiring the capabilities required to launch commercial products. We seek partners aligned with our mission of making RNA accessible to the world.

Our decision to partner will be determined by the partner’s geographic scope and the complementary capabilities that partner can bring to support the commercialization of products. For example, our partnership with SIIPL is focused on unmet medical needs in infectious diseases for LMICs and our collaboration with EVT focuses on personalized cancer vaccines globally. We continue to evaluate and consider when potential partnerships can bring strategic advantages to the company and when we may choose to commercialize some early-stage programs without partners, as large-scale commercial capabilities may not be required for programs with a small patient population.

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

The success of our plant health product pipeline will depend on us inventing and bringing to market new uses of RNA in agriculture. Since our product candidates are first of a kind, we typically do not project the timing of a product candidate coming to market until later stages of our development process when we draft a Federal Insecticide, Fungicide, and Rodenticide Act ("FIFRA") dossier for internal review. While we believe our projected timelines are reasonable, given that we are introducing new modes of action for pest control, it is difficult to predict when we will be able to obtain the regulatory approvals required for commercial sales and our expected timelines may be subject to change. Our initial experience with bringing RNA-based agricultural products to market were based on the conception, development and testing of CalanthaTM and we continue to grow our development and regulatory experience as we develop RNA solutions to manage a range of target pests.

GreenLight intends to use, and has taken steps to use, its platform to expand its market access by progressing its product development from generation 1, high-value crops (e.g. single target solutions designed to demonstrate proof-of-concept for dsRNA-based agricultural solutions intended to be primarily registered and commercialized by GreenLight), to generation 2, multitarget products (e.g.solutions designed to address multiple targets, anticipated to be developed in collaboration with partners that possess significant distribution capabilities for large markets and retained in house for high value), to generation 3, systemic delivery capabilities (e.g. solutions delivered to the plant to target weeds, nematodes or improve nutrition; intended primarily to be developed in partnership with crop fertility and other potential partners).

An introduction to dsRNA and agriculture

As a tool for crop protection, dsRNA has several advantages. It is designed to impact the target pest and limit harm to any non-targeted organisms. Unlike many other pesticides, dsRNA degrades quickly in the environment, so it is typically undetectable after a few days, meaning in typical use, treated produce would contain low to no pesticide residue. Finally, in the event any residue remains, there is an established history of safe consumption of RNA molecules in human and animal food. According to a September 2020 report published by the Environmental Directorate of the Organization for Economic Cooperation and Development (“OECD”) entitled Considerations for the Environmental Risk Assessment of the Application of Sprayed or Externally Applied ds-RNA-Based Pesticides, there is a long-established view that dietary intake of nucleic acids, including dsRNAs from plant viruses, does not present a health risk to humans and other vertebrates, and, as a result, the adoption of RNAi technology in agriculture is likely to present a lower human health risk than the use of conventional pesticides.

Process for developing new products

GreenLight uses an internally-developed five-phase product development process for plant and animal health products, which sets forth key activities and requirements to achieve for each potential product from proof of concept through commercial launch (Phase 1a: discovery/lab studies and greenhouse trials; Phase 1b: confirmatory trials; Phase 2: proof of concept field trials; Phase 3 and 4: regulatory submission). In general, in order for a product to move to a particular stage, it must successfully have met the requirements of the preceding stages. This process enables us to have a disciplined product development path with defined inflection points that we believe will increase our likelihood of success in bringing a product to market.

Market opportunity

Given the versatility of RNA-based solutions, we believe that the markets for our products are large. In the near term, we intend to pursue addressable target markets for plant health, with the commercial launch of our first product anticipated by the end of 2023 assuming regulatory approval earlier in the year.

We intend to develop products for our own distribution as well as for commercial partners. In doing so, we will focus our attention on the fresh fruits, vegetables, and nuts markets, which urgently need residue-free crop-protection products or have a strong association with the need to conserve honeybees. We will seek to serve the broadacre markets and international markets through partnerships with established multinational crop-protection companies and distributors. We intend to develop products that farmers trust and incorporate as a regular part of their annual crop-protection program.

Each of the initial products we are developing is intended to be specific to one target pest based on grower needs. We have also begun research and development of potential products that target multiple pests or that can be systemically delivered to plants. We believe that we can continue to leverage on our expertise in RNA as well as use our manufacturing platform and experience to make novel products at a cost that works for farmers.

What specific problems are we trying to solve?

Our plant health team is working to provide growers with highly effective tools to use within their normal cultural practices that avoid disrupting non-target organisms while leaving low to no residue in the foodstuffs. Today there are very few commercially available products that successfully combine these characteristics that growers, regulators, and consumers desire. Our primary focus for this mission is the successful deployment of carefully designed dsRNA. In order for our products to function successfully, the pest that needs to be managed must possess the appropriate cellular apparatus to process exogenous dsRNA to regulate protein biosynthesis. For these organisms, we intend to develop a portfolio of insecticides, acaricides, fungicides, and products that impact crop physiology and health, such as bio stimulants, improved stress tolerance and herbicides.

Insecticides and acaricides

Our insecticides and acaricides program is currently working on six major pest complexes. These projects are distributed across various phases ranging from the most advanced, which is in the pre-commercial phase awaiting regulatory approval, to nascent candidates. We calculate addressable markets for our projects using market data from AgbioInvestor and FAOSTAT and information purchased from third-party consultants. We use this data as well as our industry knowledge to inform assumptions around expenditures to control the target pest or disease to arrive at the addressable market.

Colorado potato beetle

CalanthaTM, our product candidate for the Colorado potato beetle (Leptinotarsa decemlineata), which decimates plants in the nightshade family and accounts for more than $500 million in crop loss annually, has gone from discovery to Environmental Protection Agency (EPA) submission in four years. The formulated product is mixed with water and sprayed using standard agricultural practice over crops at a rate of 9.9 grams per hectare—less than one-tenth the rate at which many conventional industrial chemicals are normally used on fields. Consumption of the dsRNA, which itself degrades within days, causes the Colorado potato beetle to stop eating and expire from its own toxins while beneficial insects are unaffected. In the United States, we have tested this product over the last four annual growing seasons in Oregon, Washington, Wisconsin, New York, Maine and Idaho. We have also conducted field tests of the product in Spain, Germany and France.

Based on the results of our toxicity testing, GreenLight requested a tolerance exemption from the EPA for the active ingredient contained in CalanthaTM. If granted, such an exemption would be consistent with a category IV toxicity level, the EPA’s lowest level of pesticide toxicity under the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”).

We believe the addressable market for protecting crops from the Colorado potato beetle is approximately $350 million. Assuming EPA approval in 2023, we anticipate to commercially launch by the end of 2023.

Widely recognized for its ability to develop resistance to pesticides, the Colorado potato beetle was first described as a pest in the United States in 1859.

We expect the price and performance of CalanthaTM, the first-ever foliar RNA product to be competitive with other products currently available to farmers. We have conducted more than 200 field trials over five years to develop a product that has shown to be effective at just 9.9 g/hectare, an extremely low active ingredient use rate, equivalent to a spoonful of sugar spread on a football field.

Our testing has shown that CalanthaTM is safe for honeybees, butterflies, and several other non-target insects and mammals at use rates 100 times higher than our recommended rate. It degrades in water and soil within three days to benign, natural nucleotides. The product works well with standard growers’ programs to control first-or second-generation Colorado potato beetles. It effectively controls all stages of the life of this beetle but is most effective on young larvae up to one-quarter inch in length.

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

We have been field testing our RNA-based product candidate for the Varroa destructor mite, which many beekeepers consider to be the top threat to honeybees and which has been detected in up to 90% of US hives, since March 2021 with the assistance of commercial beekeepers in Georgia, California, Florida, Louisiana, North Carolina and Maine. To date, these tests demonstrate a measurable improvement in mite control and hive health.

Mite control is measured in number of mites per 100 bees. Trials conducted in 2022 showed lower mite levels using GreenLight’s 4 g/L solution when compared to a chemical control or an untreated control over the course of 18 weeks after first treatment. We also evaluated hive survival rates and found that the GreenLight 4 g/L solution statistically outperformed the untreated control, the chemical control, and the GreenLight 2 g/L solution over the course of 30 weeks after first treatment.

About 3 million commercial honeybee colonies in the United States are used to pollinate more than 100 crops annually that are worth an estimated $18 billion in 2022, according to the U.S. Department of Agriculture. The parasitic Varroa mite reproduces in hives, feeds on honeybees, and spreads disease, destroying colonies across the globe. Our product candidate targets the Varroa mite to protect bees, beekeepers, and pollination-dependent crops.

When we acquired rights from Bayer relating to its bee-health assets, Bayer disclosed to us that in laboratory tests its original Varroa mite product had been observed to have adverse effects on ladybugs. We are developing our own version of this product using our proprietary manufacturing process, and our product has a different composition than the Bayer product. We have observed adverse effects on ladybugs in laboratory tests of products made with our dsRNA manufacturing process but only at 10x higher use rates than Bayer observed. We do not believe that such data will negatively impact our ability to secure a registration from the EPA or impact the attractiveness of our product to potential customers for two reasons. First, during the normal course of use, our product would be delivered in a sealed package directly to beehives, and it is atypical for ladybugs to enter a treated beehive during the proposed treating season. Accordingly, it is unlikely that the organisms that may be negatively affected would be exposed to the product during the normal course of use. Second, we believe that customers would conclude that the benefits of controlling Varroa mites outweigh the potential risks to ladybugs. See “Risk Factors—Risks Related to our Animal Health Program” for a discussion of several risks factors relating to our Varroa mite product.

As part of our preparation for seeking EPA approval of our Varroa mite product, we conducted laboratory and field tests, including a required high-dose test to assess risks associated with potential overexposure to the product. When we tested our Varroa mite product in the laboratory at the required level of ten times the field use rate, the higher concentration of the product caused the treated bee food to become highly viscous, which limited consumption and resulted in bee starvation. We did not observe these adverse effects either when our product was administered at the field use rate or when our product was administered at the high-dose rate in the field. Because our product is delivered in a ready-to-use formulation through a pre-measured pouch delivery system, rather than through conventional spraying, we do not believe that our product presents a material risk that bees will be exposed to concentrations greater than the field use rate. For more information regarding potential adverse effects on regulatory approval of our Varroa mite product, see “Risk Factors—Risks Related to our Animal Health Program—The EPA will evaluate our Varroa mite product without a precedent product, which may result in the need to conduct additional field trials and lengthen the regulatory review period. If we cannot demonstrate bee safety, the EPA may not approve our product or may impose labeling requirements that materially limit the commercial attractiveness of the product.”

In preparation for submission to the EPA, we completed additional studies, including additional bee studies. We have also continued to conduct additional non-target organism studies for dossier inclusion and submission. Additionally, the viscosity of our formulation makes it difficult for us to rely solely on a Tier 1 toxicity study under the EPA guidance, and we have therefore recently conducted and completed Tier 2 toxicity studies. For the United States registration of our Varroa mite product, we submitted a registration dossier to the EPA in February 2023. In certain foreign jurisdictions, including the European Union, we expect that we will be required to apply for authorization of our Varroa mite product as an animal health product under applicable veterinary medicine regulations.

Vegetable Caterpillar Complex

The Diamond Back Moth (Plutella xylostella) is sometimes called the cabbage moth because of its voracious appetite for consuming brassicas plants, which include cabbage, Brussels sprouts, and cauliflower, among others. It represents a global challenge to farmers and growers because its short life cycle allows it to rapidly develop resistance to existing crop protection products.

By testing Diamond Back Moth larvae in greenhouse assays (where they are fed foliage treated with their specific RNA sequence combined with the different delivery technologies we have developed), we believe that the Diamond Back Moth can be controlled with a dsRNA-based pesticide. We are now testing delivery methods by which the product would be delivered to the field. Small scale field tests in the US and Spain have demonstrated activity of formulated dsRNA against Diamond back moth. We anticipate expanding the spectrum of our product my carefully modifying trigger design to include other moth species of importance in vegetable crops before moving into our pre-development phase in 2023 and the development phase in 2024, with the goal of a launch after 2026, subject to receipt of regulatory approval.

Spider Mite Complex

Two spotted spider mites (Tetranychus urticae) (TSSM) are not insects but arachnids that feed on plants. All life cycle stages of the mite will cause damage to the plants upon which they feed. TSSM use their mouthparts to pierce cells on the surface of the leaf to suck out the contents, rendering the cell useless. TSSM will feed on a wide range of crops from Glasshouse ornamentals to tree nuts and fruits to corn and soybeans and can be found almost anywhere crops are grown. This project is currently in the discovery phase where we are seeing from our early research results, good control from our on-plant assays without any need for specific delivery technology. We plan to expand the spectrum of our product by carefully modifying trigger design to include other plant feeding mite species of importance before progression into pre-development in 2024 and move rapidly on to development in 2025 by having an initial focus on controlled environment crops.

Fungicides

Our fungicides program currently has six major targets in the pipeline. This includes botrytis, fusarium, powdery mildew, downy mildew, Asian soybean rust, and rice blast. We calculate addressable markets for our projects using market data from AgbioInvestor and FAOSTAT and information purchased from third-party consultants. We use this data as well as our industry knowledge to inform assumptions around expenditures to control the target pest or disease to arrive at addressable market.

Gray Mold +

Botrytis cinerea, which causes gray mold and bunch rot, is an ever-present global threat for fresh fruit and vegetables that affects 80% of crops grown and can result in up to 30% yield loss. Even greater losses can occur when botrytis develops en route to the consumer. Given how frequently crops such as grapes, berries, and onions need to be sprayed, resistance to existing chemical fungicides can build quickly and produce can carry residues of multiple products. Botrytis has long been a target for new biological fungicides, but excessive rain or humidity means that very few of these products can be relied on to work consistently.

We began testing our Botrytis product in California, New York and Italy in 2021 and are currently working to add additional spectrum to our final end use product prior to commencing the studies for our regulatory dossier in 2023. California, a major market for this product, could lag EPA approval by up to a year or more. Because this product demonstrated disease control in the field on both of the crops that we tested (strawberries and grapes), we progressed into the pre-development phase at our portfolio review in December 2021. We are currently working on proof-of-concept development field trials and expanding the spectrum of our product by carefully modifying trigger design to include other fungal species of importance in vegetable and fruits and berry crops before continuing to advance the development of this program. At this stage of development, we believe we can bring this potential product, subject to receipt of regulatory approval, into the market after 2027.

Powdery mildew complex

Powdery mildew, caused by Erysiphe necator, is the most common and destructive disease affecting grapes. Mostly observed on the upper surface of leaves as a dusty gray or white coating, the disease also strikes the lower surface, young stems, buds, flowers, canes, and fruit. Severely infected leaves may exhibit mottling or deformity, including leaf curling and withering. Infected fruit turn grayish-white first, then exhibit a brown, rusted appearance and may crack, shrivel, or drop from clusters.

We conducted our first season of field trials in 2021 in New York and California, and we were able to demonstrate disease control comparable to current leading chemical-control products. We anticipate one more year of field trials with the goal of regulatory submission in 2024. Assuming the EPA approves the product in 2026, we would expect to begin commercialization that year. California, a major market for this product, could lag EPA approval by up to a year or more, and non-US grape growing regions such as France could also take one or more additional years to obtain approval. Because this product demonstrated disease control in the field on both of the crops that we tested (strawberries and grapes), we progressed the project into the pre-development phase at our portfolio review in December 2021. We are currently working on expanding the spectrum of our product by carefully modifying trigger design to include other powdery mildew species of importance in a range of crops before conducting development trials and advancing towards formulation development and believe we can bring this potential product, subject to receipt of regulatory approval, into the market by 2026.

Mycotoxin control

Fusarium Head Blight is a disease of cereal crops most typically caused in the United States and Europe by Fusarium graminearum, though some other Fusarium species are implicated. Fusarium species have a wide host range and can cause many different types of damage to crops depending upon the type of crop plant and its growth stage at the time of infection. In the form of the disease which infects the flowering ear of the cereal crop, Fusarium does not necessarily rob the farmer of yield but instead frequently produces mycotoxins as part of its metabolic process. These mycotoxins can cause serious illness and even death when consumed in small quantities (the primary mycotoxin is deoxynivalenol, or DON, known colloquially as vomitoxin), so there is a detection limit in process food stuffs of 11 ppm. dsRNA can be designed to inhibit the metabolic pathway that produces the mycotoxins. We believe the ability to do this is a key differentiator for GreenLight. The current fungicides available to the grower may control the pathogen but do not provide reliable suppression of the mycotoxins. This product is currently in greenhouse trials, with GreenLight having demonstrated under controlled conditions that it can stop mycotoxin production on growing wheat. Aflatoxins cause food spoilage and are thought to be a primary cause of liver cancer in Africa. Their control is currently an unmet need that organizations, such as the Partnership for the Control of Aflatoxins in Africa, are trying to solve. We believe we can modify our DON control sequences to suppress aflatoxin production. Once designed, we expect that we will need to complete two seasons of field testing given the importance of mycotoxin control for public health. Based on our product development to date, we believe we can move this project into later stages of our development process in late 2024, which we believe would allow us to move through the remaining development phases and into the market, subject to prior regulatory approval, by 2026 at the earliest.

Crop physiology

Our activities in crop physiology, crop stress tolerance, and herbicides have taught us how to deliver dsRNA into many different types of cells, so we are expanding our research to give us further opportunities in the stress tolerance and crop-protection market. GreenLight believes there is promise in emergent technologies that can deliver dsRNA into the plant by spray, seed treatment or root uptake. If we can advance these technologies sufficiently, we will begin to select new projects to develop products that can exploit the markets requiring such properties.

Limitations we are working to overcome

The use of dsRNA as a crop-protection technology has been proposed since the discovery of the mechanisms of RNAi in the 1990s. A key barrier to the development of dsRNA was the cost of manufacturing RNA itself.

Our proprietary cell-free technology aims to solve this problem. Other technical, commercial, and social challenges remain, with delivery as the next challenge. Not all organisms will readily uptake dsRNA in the way that the Colorado potato beetle and Varroa mite do, and we need to deploy strategies that overcome barriers for lepidoptera (the rate of breakdown in the gut) or plants (passage across membranes). Much of our mid and long-term pipeline target work relates to addressing the challenge of extending environmental stability both within the gut of target insects and on the leaves of sprayed plants.

Another perceived limitation of dsRNA is associated with its highly specific nature. While we believe that this specificity is a benefit because it can make the technology safer for beneficial insects and humans, we realize most products on the market are broad-spectrum, which is appealing to farmers because they enable farmers to control multiple pests or diseases at once. Understanding this need, we are also now working to develop and include in our pipeline, multi-target products as described above.

Finally, delivering dsRNA to the insects targeted for control is one of the most significant challenges in using dsRNA as a pesticide since each insect and insect habitat represent unique challenges. Delivery methods can include spray (which we use with CalanthaTM), injection, seed treatment or root uptake. We continue to explore alternative means of delivery.

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

HUMAN CAPITAL RESOURCES

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

Qualified team

Building a platform through RNA manufacturing to address food and agriculture markets and human health markets in vaccines and therapies requires deep technical and scientific expertise. We make every effort to recruit and retain the most qualified and mission-oriented team members. As of March 15, 2023, we have 262 full-time employees. Within our workforce, the substantial majority of our employees are engaged in research and development, supply chain and manufacturing operations and the remainder are engaged in the shared business-enabling functions. About 54% of our team members who are focused on research and development have masters degrees or higher, a majority of whom have PhDs. Our employees are not represented by any labor union nor any collective-bargaining arrangement with respect to their employment with us.

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

With ED&I principles as the foundation, we are focused on cultivating a team with diverse backgrounds and perspectives. We consider how we can better serve our colleagues of different genders, ethnicities, generations, educational achievements, sexual orientations, workstyles, and more. Our current senior management team is diverse: 60% of our executive management team members are female as of March 2023. Our management team is committed to continuing to build a diverse team and a culture of inclusion to ensure that diverse perspectives thrive.

Numbers alone cannot capture the rich diversity of our company. However, we collect and report these numbers for transparency and as a marker of our continued efforts. As of March 15, 2023, 47% of our full-time employees self-identify as female and 45% of full-time employees self-identify as a non-Caucasian racial or ethnic group (Black or African American, Hispanic or Latino, American Indian or Alaska Native, Asian or Native Hawaiian, other Pacific Islander, or two or more races). While we acknowledge that there is still work to be done, we are committed to doing our part to make real changes to address systemic bias and inequities.

Environmental, Social, and Governance (ESG) Strategy

Environmental and social impact is inherent to our purpose and the underlying reason our company was launched. We were founded to develop sustainable products for some of the biggest issues facing humanity and the planet. GreenLight scientists are developing new products for public health challenges and sustainable food production to feed a growing population. We believe our ESG strategy is fundamental to achieving our mission and underscores everything we do at GreenLight.

We are striving to optimize the environmental impact of our facilities and operations, but we recognize the greatest potential for impact is through our product development process and in our goal to design and manufacture RNA-based products to support human, animal and plant health more naturally and safely. Furthermore, we believe that our technology platform could be used to enable low- and middle-income countries and underserved populations to have access to potential human health and plant health solutions that are currently difficult to obtain.

Environmental

There is a need to take immediate action to address the environmental crisis that is forcing the reconsideration of how products are made, from our homes to our food, to our clothing. Many modern approaches to produce food and drugs to keep the growing population healthy have had a negative effect on the health of the planet. Clear cutting forests for crops, chemical residues on food, in the water and in the soil, nitrogen blooms in rivers, declining soil productivity, the loss of bees and other beneficial insects—these are all clear signs that the current system is not sustainable.

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

Social

Values and biases can be embedded in the technologies that are made, in the applications that are considered, and in the ways problems are addressed. Inclusion of those who have historically been left out of the development of new technologies is essential to building equitable and positive outcomes. GreenLight was born from a passion to make our world more sustainable and more equitable. Our vision is to enable Africa, Asia, Latin America, and other LMICs to meet local demand of RNA based products through local production.

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

Among RNA specialist companies, BioNTech and Moderna already have COVID-19 vaccines on the market, while CureVac N.V., Arcturus Therapeutics Inc., Daiichi Sankyo, Elixirgen Therapeutics, and Providence Therapeutics have clinical trials underway. Specialized therapeutics companies such as Alnylam Pharmaceuticals, Editas Medicine, and Dicerna Pharmaceuticals also compete against GreenLight. In the personalized cancer vaccine space, a number of companies have clinical stage candidates, such as Moderna, BioNTech, Gritstone, Evaxion, Nykode, StemiRNA, Nouscom and Geneos.

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

Platform

Our platform, and our ability to manufacture biological molecules, is a key competitive advantage and driver of future growth. Ginkgo Bioworks, and Codexis, among others, have sophisticated know-how and may emerge as competitors.

Facilities

Our principal facilities are located in the metropolitan area of Boston, Massachusetts, Rochester, New York, and Durham, North Carolina. We lease all our facilities.

Our corporate headquarters is located in Lexington, Massachusetts, where we lease approximately 59,000 square feet of office and laboratory space. Our lease for this facility expires in June 2032.

We believe our facilities are adequate and suitable for our current needs. To support future organic growth or merger-and-acquisition activity, we may enter into new leases, assume lease obligations, or acquire property both domestically and internationally. We believe that suitable or alternative space will be available if and when needed.

Agricultural Manufacturing Facilities

Our manufacturing facilities for our dsRNA agricultural products are located in Rochester, New York. Our lease for this facility commenced in January 2020 and expires in March 2026. Our existing manufacturing operations occupy approximately 24,000 square feet and include two 2,000-liter bioreactors, one of which has been operational since second quarter of 2021 and the other of which has been installed and we expect to be operational in the second quarter of 2023. Activation of the second bioreactor and additional associated packaging equipment requires an estimated investment of approximately $1.4 million, of which $0.3 million had been committed as of December 31, 2022. As of December 31, 2022, we leased approximately 5,000 square feet of additional space in the Rochester facility for storage.

Agricultural Laboratory and Greenhouse

We currently lease approximately 63,000 square feet of laboratory, office and greenhouse space for our agricultural operations at our facility in Durham, North Carolina. Our lease for this facility commenced in January 2022 and expires in December 2033.

In March 2022, the Company entered into a lease for land in Spain to enable agricultural research and development activities. The lease term expires in March 2042.

In December 2022, the Company entered into a lease for land in Colusa County, California to enable it to conduct certain agricultural research and development activities. The lease term expires in December 2032.

Human Health Facilities

In March 2022, we leased approximately 59,000 square feet in Lexington, Massachusetts for research and development activities, including clean rooms for early-phase clinical material manufacturing for our human health program. Our lease for this facility commenced in May 2022 and expires in 2032. We plan to establish our ability to produce GMP clinical trial material in Lexington in the second half of 2023.

We currently have approximately 69,000 square feet of office and lab space in Medford, Massachusetts and Woburn, Massachusetts. Approximately 52,000 square feet of office and lab space has a lease expiry of February 2024. The remaining 17,000 square feet of office and lab space in Medford has a lease expiry of February 2025. GreenLight is actively marketing to sublease approximately 55,000 of the lab and office space between these two locations.

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

Patents

As of March 10, 2023, we had approximately 40 patent families (the term “patent family” is used here to denote patents and applications claiming priority to a common patent application) in various fields of our business. Of those patent families, approximately six families relate to RNA production; approximately seven families relate to other human health-related technologies; approximately 18 families relate to crop protection and bee health; approximately three families relate to production of sugars; and approximately six families relate to process control and compound production. The number of families may change if we file additional applications or obtain additional issued patents or if we abandon any of our pending or issued patents. We continue to evaluate the costs and potential benefits of patent protection in various jurisdictions. In connection with such evaluations, we may abandon pending applications or issued patents.

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

Our six RNA production patent families include four families directed to RNA production platforms. All four families, including all of the issued patents in such families, contain claims directed to methods of manufacture of RNA and/or related processes. One platform family includes U.S. Patent No. 10,858,385, the issued claims of which protect certain aspects of our process for production of dsRNA. This family also includes issued patents in Australia and Israel, a pending U.S. continuation and a number of foreign applications pending in Argentina, Australia, Brazil, Canada, Chile, China, Costa Rica, the European Patent Office, Japan, Hong Kong, India, Indonesia, Malaysia, Mexico, New Zealand, Russia, Singapore, South Africa, South Korea, Thailand, and Ukraine. The projected expiration for U.S. Patent No. 10,858,385 is in 2037, not including any term adjustments or extensions if applicable.

Another RNA production platform family also contains claims that protects certain aspects of our processes for production of dsRNA. This family contains U.S. Patent No. 10,954,541 along with a pending U.S. continuation, issued patents in Australia, India, Indonesia, and Japan and a number of foreign applications pending in jurisdictions including Australia, Brazil, Canada, Chile, China, Costa Rica, the European Patent Office, Hong Kong, Israel, Japan, Malaysia, Mexico, New Zealand, South Korea, Singapore, Thailand, and Ukraine. The projected expiration for U.S. Patent No. 10,954,541 is in 2037, not including any term adjustments or extensions if applicable.

The third RNA production platform family contains U.S. Patent No. 11,274,284, along with a pending U.S. continuation, issued patents in China, Indonesia, Israel, Japan and Singapore, and additional foreign applications pending in jurisdictions including the European Patent Office, India and South Korea. The projected expiration date for U.S. Patent No. 11,274,284 is in 2036, not including any term adjustments or extensions if applicable.

The fourth RNA production platform family relates to methods for production of mRNA that may have applicability to our next generation approach for such production. This family contains a United States application along with pending applications in a number of foreign jurisdictions, including, Australia, Canada, China, the European Patent Office, India, Israel, Japan, Korea, Malaysia, Singapore, and South Africa. All applications in this family are national or regional stage applications from International Application No. PCT/US2020/025824. If the U.S. patent application in this family were allowed, the projected expiration of the resultant patent would be in 2040, not including any term adjustments or extensions if applicable.

The RNA production families also contain patent applications directed to various improved compositions and processes. These include two families related to plasmid templates for production of RNA products, proteins and enzymes of interest. One family consists of national and regional stage applications stemming from international application No. PCT/US2021/047111 and the other consists of national and regional stage applications stemming from international application No. PCT/US2020/063490. Both families contain applications pending in the U.S. as well as a number for foreign jurisdictions. If we were to obtain U.S. patents in either family, they would have projected expiration dates in 2040 and 2041, not including any term adjustments or extensions if applicable.

Other Human Health Patent Families

We currently have seven additional human health specific patent families. One family includes a U.S. patent application directed to compositions and methods of treatment related to our ongoing research in the field of gene therapy. This family also includes a number of national and regional stage applications that claim priority to the related International Application No. PCT/US2021/042015, including applications filed with ARIPO and EPO, as well as in Australia, Brazil, Canada, China, India, Israel, Japan, Singapore, and South Korea. If the U.S. patent application were to be allowed, the projected expiration of the resultant patent would be in 2041, not including any term adjustments or extensions if applicable. Another family contains a pending United States provisional patent application related to the same research. Another of the families contains a U.S. application and an international application directed to mRNA compositions, including certain mRNA vaccine designs. One family contains a recently-filed PCT application directed to improved formulations for mRNA vaccines and therapeutics. Another family contains a pending provisional application related to improved formulations for mRNA vaccines and therapeutics. One family contains a pending provisional application related to improved mRNA constructs for vaccines and therapeutics. And the seventh family contains a pending provisional application directed to pan-sarbecovirus mRNA vaccine designs.

Bee Health and Crop Protection Families

Our 16 bee health and crop protection patent families include seven bee health patent families and nine crop protection patent families.

Bee Health Patent Families

Four of our Bee Health patent families contain claims directed to or related to our proposed varroa mite product and/or its use. The first such family is co-owned with Yissum Research and Development Company of the Hebrew University of Jerusalem LTD ("Yissum") and subject to an exclusive license to us of Yissum’s ownership interest in commercial rights to this patent family. For more information on this license, see “—Intellectual Property Agreements—Bayer Acquisition Agreement.” This family consists of U.S. Patent Nos. 8,962,584, 9,662,348, and 10,801,028, which contain composition and method of treatment claims expected to expire in 2030, not including any term adjustments or extensions if applicable. This family further includes issued patents in China, France, Germany, Israel, Italy, Mexico, New Zealand, Russia, South Africa, Turkey, the United Kingdom, and Ukraine and pending patent applications in Canada, Chile, China, and Mexico.

Another such Bee Health patent family is co-owned with the United States Department of Agriculture. This family consist of U.S. Patents Nos. 10,100,306, 10,927,374, and 9,540,642 with composition and method of treatment claims expected to expire in 2034, not including any term adjustments or extensions if applicable. The family further includes a pending U.S. continuation; issued patents in Australia, Israel, India, Russia, Ukraine, and South Africa; and pending applications in Australia, Argentina, Canada, Chile, China, European Patent Office, Mexico, New Zealand, and Uruguay.

The third such Bee Health patent family includes U.S. Patent No. 10,907,152, which has composition and method of treatment claims and is expected to expire in 2036, not including any term adjustments or extensions if applicable. This family further comprises a pending U.S. continuation; foreign patents in China, Israel, and South Africa; and 12 pending foreign applications in jurisdictions including Argentina, Australia, Brazil, Canada, Chile, European Patent Office, India, Mexico, New Zealand, Russia, Ukraine and Uruguay.

The fourth such Bee Health patent family contains a pending U.S. application, Serial No. 17/013,330 along with pending applications in Australia and New Zealand. If claims of the U.S. application were to be allowed, the resultant patent would have a projected expiration in 2040, not including any term adjustments or extensions if applicable.

Crop Protection Patent Families

We have eleven Crop Protection patent families. Three such families relate to nucleic acid compositions for control of Colorado potato beetle. One of those three families includes U.S. Patent No. 11,142,768 (expected to expire in 2039, not including any term adjustments or extensions if applicable) with composition claims directed to CalanthaTM, our proposed Colorado potato beetle product, along with two pending related U.S. applications, and pending foreign patent applications in Australia, Brazil, Canada, China, European Patent Office, India, Japan, New Zealand, Russia, and Ukraine. Another of those three Colorado potato beetle patent families contains U.S. Patent No. 11,185,079, which has composition claims and an expected expiration in 2039 (not including any term adjustments or extensions if applicable), and additional pending United States and European Patent Office applications.. The third such family has one pending U.S. patent application.

Our eight additional Crop Protection patent families include: one family containing pending applications in the United States, China, and Japan, directed to compositions for controlling lepidopteran pests; two families, each of which has a pending U.S. patent application and an international patent application directed to compositions for control of fungi; a U.S. application and an international application directed to compositions for improved dsRNA stability; three provisional applications directed to compositions for controlling fungi; and an application, co-owned with the University of Massachusetts, directed to compositions and methods of controlling insect pests using biocapsules
.

Sugar Platform Patent Families

We have three patent families related to enzymatic production of sugars. One family consists of issued U.S. Patent Nos. 10,316,342, 10,577,635, and 10,704,067, all of which contain method of production claims and are expected to expire in 2038, not including any term adjustments or extensions if applicable. That family also consists of a pending U.S. continuation and foreign applications in Australia, Brazil, Canada, China, Colombia, European Patent Office, Hong Kong, India, Indonesia, Japan, Mexico, Russia, South Korea, and Thailand.

A second sugar platform family comprises United States and pending foreign applications in a number of jurisdictions filed as national and regional stage entries of International Application No. PCT/US2019/067113. If the U.S. patent application in this family were to be allowed, the resultant patent claims would have a projected expiration in 2039, not including any patent term adjustments or extensions if applicable.

Our third family consists of a pending international patent application directed to improved compositions useful for production of sugars.

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

GreenLight owns four U.S. trademark applications relating to the GreenLight name and logo and the CalanthaTM brand in the United States and other jurisdictions around the world. We are still evaluating whether we want to release some or all of our products under the GreenLight brand, or whether we want to develop new brands applicable to specific product pipelines. We also have a registered domain name for our website found at www.greenlightbiosciences.com.

Intellectual Property Agreements

Bayer Acquisition Agreement

We entered into an Assignment and License Agreement with Bayer CropScience LLP (“Bayer”) dated December 10, 2020 (the “Bayer Acquisition Agreement”), pursuant to which we acquired from Bayer certain intellectual property rights related to (i) RNA technology used to control Varroa mites, Nosema, and bee viruses, which includes assignments of patents and a license to research, develop and sell methods and products in such field with the use of Bayer “know-how” with respect to such technology, and the assignment of Bayer’s rights under a license agreement with Yissum Research and Development Company of the Hebrew University of Jerusalem LTD (the “Yissum License”), and (ii) technology used to control the Colorado potato beetle and canola flea beetle, including a license to research, develop and sell methods and products in such field with the use of Bayer patents and “know-how” with respect to such technology. Under the Bayer Acquisition Agreement, we were obligated to make a closing payment to Bayer equal to $2,000,000 as well as certain milestone payments equal to up to $2,000,000 in the aggregate, in the event that certain regulatory approvals are achieved with respect to the aforementioned technologies.

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

Under the Bayer Acquisition Agreement, GreenLight was assigned Bayer’s rights and obligations under the Yissum License. Pursuant to the Yissum License, we were granted an exclusive, worldwide license to make use of the relevant technology to develop, manufacture, market, distribute, or sell covered products, including an exclusive, worldwide license under Yissum’s interest in any bee health patents jointly owned with GreenLight. Notwithstanding the exclusive license, Yissum retains the right to practice the jointly-owned patents in ways that will not result in competition with GreenLight, including the right of the Hebrew University of Israel (the “University”) to practice the inventions for the University’s own internal research and educational purposes, and to license other academic and not-for-profit research organizations to do the same, provided that no such license directly or indirectly harms our commercial interest in the relevant patents and products.

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

Bill & Melinda Gates Foundation

We entered into a Grant Agreement with the Bill and Melinda Gates Foundation (the “Gates Foundation”) dated July 20, 2020, as amended by that certain Amendment 1 to Grant Agreement dated May 25, 2021 (as amended, the “Gates Grant”) pursuant to which we were awarded a grant in the amount of approximately $3.3 million, payable in milestone tranches, for research regarding treatment and curative therapies for sickle cell disease and/or durable suppression of HIV in developing countries. We utilize the Gates Grant funds to explore new, low cost capabilities for the in vivo functional cure of sickle cell disease as well as the durable suppression of HIV. In the event that GreenLight has materially breached the Grant Agreement, the Foundation may demand repayment of the Gates Grant funds. As previously announced, we paused work on our gene therapy program for sickle cell disease, and as a result, we ceased any ongoing research work under the Gates Grant and are in the process of closing out all related activities. We are in the process of delivering the final report to the Gates Foundation and returning any remaining unused funds to the Gates Foundation.

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

Serum Institute License Agreement

GreenLight entered into a License Agreement dated as of March 10, 2022 with Serum Institute of India Private Limited (“SIIPL”), pursuant to which GreenLight granted SIIPL an exclusive, sub-licensable, royalty-bearing license to use GreenLight’s proprietary technology platform to develop, manufacture and commercialize up to three mRNA products in all territories other than the United States, the 27 member states of the European Union, the United Kingdom, Australia, Japan, New Zealand, Canada, South Korea, China, Hong Kong, Macau, and Taiwan (the “SIIPL Territory”). The first licensed product target will be a shingles product, and SIIPL has an option to add up to two additional product targets through the end of 2024.

Pursuant to the SIIPL License Agreement, SIIPL agreed to pay GreenLight an upfront license fee of $5.0 million, as well as payments upon target selection and reservation of exclusivity. In addition, GreenLight may receive up to a total of an additional $17.0 million in milestone payments across all three product targets, as well as manufacturing technology transfer payments up to $10.0 million. SIIPL agreed to make royalty payments on the sale of products resulting from the licensed technology for the term of the SIIPL License Agreement. The SIIPL License Agreement shall terminate on a product-by-product and country-by-country basis on the later of the expiration of the patent rights owned by GreenLight or the tenth anniversary of the first commercial sale of the applicable product(s) in the applicable country.

SIIPL is responsible for the development, formulation, filling and finishing, registration and commercialization of the products in the SIIPL Territory, subject to oversight from a joint steering committee composed of representatives of GreenLight and SIIPL. SIIPL agreed to use commercially reasonable efforts to develop and obtain regulatory approval for the products in the countries in the SIIPL Territory. The SIIPL License Agreement includes terms customary in the industry for provisions related to sublicensing, intellectual property, and termination, and customary representations and warranties of GreenLight and SIIPL, along with certain customary covenants, including confidentiality, limitation of liability and indemnity provisions.

EpiVax Therapeutics Collaboration Agreement

On January 8, 2023, GreenLight entered into a Collaboration and License Agreement with EpiVax Therapeutics, Inc. (“EVT”), pursuant to which GreenLight granted EVT an exclusive, royalty-free sublicensable license to use GreenLight’s proprietary technology platform and EVT granted GreenLight an exclusive, royalty-free sublicensable license to use EVT’s proprietary immunoinformatics tools, in each case, to develop, manufacture and commercialize mRNA-based oncological vaccines (whether therapeutic, prophylactic or otherwise) in all territories worldwide. Furthermore, GreenLight and EVT each agreed to exclusively develop, manufacture, commercialize and collaborate with each other on mRNA-based pharmaceutical preparation, substance, formulation or dosage (whether singly or in combination with any other product, materials, or technology) that uses the GreenLight technology and the EVT technology for the treatment of diseases through mRNA-based oncological vaccines. The initial indication for the first potential product candidate will target bladder cancer. GreenLight, at its option, will be the sole manufacturer for such jointly developed products under the Collaboration Agreement.

Pursuant to the Collaboration Agreement, GreenLight and EVT will initially bear their own costs of development until achievement of certain agreed upon events, and thereafter, each of GreenLight and EVT will bear fifty percent (50%) of all development costs. Furthermore, beginning on the first commercial sale of a product, the parties will share in the pre-tax profit (loss) from commercialization of products under the Collaboration Agreement with each of GreenLight and EVT bearing (and entitled to) fifty percent (50%) of the pre-tax profit (loss) for such products.

After one-hundred eighty (180) days from the effective date of the Collaboration Agreement, either party may terminate the Collaboration Agreement with fifteen (15) days’ prior notice. The Collaboration Agreement includes terms customary in the industry for provisions related to sublicensing, intellectual property, and termination, and customary representations and warranties of GreenLight and EVT, along with certain customary covenants, including confidentiality, limitation of liability and indemnity provisions.

Government regulation

We are using our RNA manufacturing platform to develop products for human health and agriculture, and we are subject to laws and regulations for those markets. These regulations currently apply to development and testing of our products and in the future will apply to manufacturing, import, export, marketing, and sale of products.

Human health products

We are developing human health products that include vaccines for COVID-19, shingles and oncology. In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and biologics under the Public Health Service Act (“PHSA”). Both drugs and biologics also are subject to other federal, state, and local statutes and regulations. The FDA and other regulatory authorities at federal, state, and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring, and post-approval reporting of drugs and biologics. We, along with third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

U.S. biologics regulation

In the United States, biological products such as gene therapies and vaccines are subject to regulation under the Federal FDCA, the PHSA, and other federal, state, local and foreign statutes and regulations. The process required by the FDA before biologics may be marketed in the United States generally involves the following:

•
completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s Good Laboratory Practice requirements (“GLPs”);
•
submission to the FDA of an investigational new drug application (“IND”), which must become effective before clinical trials may begin;
•
approval by an institutional review board (“IRB”) or ethics committee at each clinical site before the trial is commenced;
•
performance of adequate and well-controlled human clinical trials to establish the safety, purity and potency of the proposed biologic product candidate for its intended purpose;
•
preparation of and submission to the FDA of a biologics license application (“BLA”), after completion of all pivotal clinical trials;
•
satisfactory completion of an FDA Advisory Committee review, if applicable;
•
a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with cGMP, and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and of selected clinical investigation sites to assess compliance with Good Clinical Practices (“GCPs”); and
•
FDA review and approval of the BLA to permit commercial marketing of the product for particular indications for use in the United States.

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

Laboratory licensing and certification requirements

We are planning to partner with contract laboratories who are subject to the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”), which requires all clinical laboratories to meet certain quality-assurance, quality-control, and personnel standards.

Agricultural products

We are developing insecticides and fungicides to protect crops and acaricides to protect honeybees that are beneficial to crops. In the United States, the development, testing, and commercialization of these products are regulated by the EPA through the Federal Food, Drug, and Cosmetic Act (“FFDCA”), the Food Quality Protection Act (“FQPA”) and the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”).

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

The microbial strains used in our agricultural manufacturing process are also regulated by the EPA under the Toxic Substances Control Act (“TSCA”). In some circumstances, TSCA requires entities to provide notice to the EPA prior to the manufacture or importation of new microorganisms, called a Microbial Commercial Activity Notice (“MCAN”). Persons intending to manufacture or import these microorganisms for commercial purposes in the United States must submit an MCAN to the EPA at least 90 days before such manufacture or importation. The EPA has 90 days to review the submission in order to determine whether the microorganism may present an unreasonable risk to human health or the environment. If the EPA makes that determination, the EPA may impose appropriate regulatory restrictions on the microorganism.

Finally, a number of our products may require registration or approval under various state regulatory programs, including those relating to fertilizers, auxiliary plant substances, soil amendments, beneficial substances and/or biostimulants.

Corporate Information

We were incorporated as Environmental Impact Acquisition Corp. (Nasdaq: ENVI) on July 2, 2020. On February 2, 2022, we consummated the business combination, or the Business Combination, contemplated by the Business Combination Agreement (the “Business Combination Agreement”), dated August 9, 2021, by and among our company (formerly known as Environmental Impact Acquisition Corp. (“ENVI”)), GreenLight Biosciences, Inc. (“GreenLight”) and Honey Bee Merger Sub, Inc., pursuant to which Honey Bee Merger Sub, Inc. was merged with and into GreenLight, with GreenLight surviving the merger (the “Merger”). As a result of the Merger, and upon consummation of the Merger and the other transactions contemplated by the Business Combination Agreement, GreenLight became a wholly owned subsidiary of ENVI. Upon the closing of the Business

Combination, we changed our name to GreenLight Biosciences Holdings, PBC (“New GreenLight”), with stockholders of GreenLight becoming stockholders of New GreenLight.

Available Information

Our principal place of business is located at 29 Hartwell Avenue, Lexington, Massachusetts 02421, and our telephone number is (617) 616-8188. Our website is located at www.greenlightbiosciences.com. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this Annual Report. Access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and our Proxy Statements, and any amendments to these reports, is available via a link through the investors tab, free of charge, after we file or furnish them with the SEC and they are available on the SEC's website.

Item 1A. Risk Factors.

In evaluating our Company and our business, you should carefully consider the risks and uncertainties described below, together with the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations". We believe the risks described below are the risks that are material as of the date of this Annual Report on Form 10-K. If any of the following risks actually occur, our business, results of operations and financial condition would likely be materially and adversely affected. In these circumstances, the market price of the Company's Common Stock could decline, and you may lose part or all of your investment. Unless otherwise indicated, reference in this section and elsewhere in this Annual Report on Form 10-K to our business being adversely affected, negatively impacted or harmed will include an adverse effect on, or a negative impact or harm to, our business, reputation, financial condition, results of operations, revenue or our future prospects. The material and other risks and uncertainties summarized above in this Annual Report on Form 10-K and described below are not intended to be exhaustive and are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. See the section titled “Cautionary Note Regarding Forward-Looking Statements.” Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth below.

Risks Related to Our Financial Position and Capital Needs

We have not generated any product revenues to date and expect to incur losses and negative cash flow for the foreseeable future.

We have generated substantial accumulated losses since inception. Our net losses were $167.1 million, $112.3 million and $53.3 million for the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $420.6 million. We will need to generate significant revenues to achieve profitability, and we may not be able to achieve and maintain profitability in the near future. We have derived substantially all of our revenues through license and collaboration agreements as well as grants and research partnerships with third parties and we are unable to accurately predict whether these sources of revenue will be available to us in the future. Our future success will depend on our ability to bring products to market for the first time and grow consistent revenue associated with those products. The research, testing and regulatory pathways for each of the products in our product pipeline are complex and we can offer no assurance that we will bring the products in our pipeline to market, that any of those products will be profitable or that we will generate overall profit or positive cash flow in the future. The net losses we incur may fluctuate significantly from year-to-year and quarter-to-quarter, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. These fluctuations may cause our stock to be volatile compared to other stocks in the market.

Our recurring losses from operations raise substantial doubt regarding our ability to continue as a going concern.

We have incurred significant losses since our inception and have never generated revenue or profit, and it is possible we will never generate revenue or profit. As of December 31, 2022, we held approximately $68.1 million in cash and cash equivalents and an accumulated deficit of $420.6 million. Based on our current operating plan and assumptions, we believe that our existing cash and cash equivalents will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2023, but will not be sufficient to fund our operations for twelve months from the date of the filing of this Annual Report on Form 10-K. These factors raise substantial doubt about our ability to continue as a going concern. We will need to raise additional capital to fund our future operations and remain as a going concern. There can be no assurance that we will be able to obtain additional funding on acceptable terms, if at all. To the extent that we raise additional capital through future equity offerings, the ownership interest of common stockholders will be diluted, which dilution may be significant. However, we cannot guarantee that we will be able to obtain any or sufficient additional funding or that such funding, if available, will be obtainable on terms satisfactory to us. In the event that we are unable to obtain any or sufficient additional funding, there can be no assurance that we will be able to continue as a going concern, and we will be forced to delay, reduce or discontinue our product development programs or commercialization efforts.

Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock, and it may be more difficult for us to obtain financing. If potential collaborators decline to do business with us or potential investors decline to participate in any future financings due to such concerns, our ability to increase our cash position may be limited. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.

We have prepared our consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our consolidated financial statements included in this Annual Report on Form 10-K do not include any adjustments to reflect the possible inability to continue as a going concern within one year after the date of the filing of this Annual Report on Form 10-K. If we are unable to continue as a going concern, you could lose all or part of your investment.

We will require substantial additional funds to complete our research and development activities, and, if additional funds are not available, we may need to significantly scale back or cease our business.

From inception in 2008 through December 31, 2022, we raised net proceeds of $436.2 million from the sale of capital stock, and from January 1, 2020 to December 31, 2022, we raised $67.0 million from the issuance of debt and convertible notes (including approximately $13.5 million of the PIPE Prepayment) which we have dedicated to the development of our RNA platform, human health product pipelines and plant health product pipelines. As of December 31, 2022, we held approximately $68.1 million in cash and cash equivalents. On February 2, 2022, we consummated the Business Combination and raised aggregate gross proceeds of approximately $136.4 million, which included funds held in ENVI’s trust account (after giving effect to redemptions of $194.9 million) and proceeds from the February 2022 PIPE Financing of $124.3 million (inclusive of the PIPE Prepayment), before deducting transaction expenses of $26.7 million. On August 11, 2022, we entered into the August 2022 PIPE Subscription Agreements with the August 2022 PIPE Investors, pursuant to which we sold 27,640,301 shares of common stock at a purchase price of $3.92 per share in a private placement, resulting in aggregate gross proceeds of approximately $108.3 million. We have invested and will continue to invest in property and equipment, and human capital and will require substantial funds to bring the current products in our product pipeline to market and to grow our business by researching, developing, and protecting products not currently in our product pipeline.

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

Failure to timely access the Company’s cash on deposit with Silicon Valley Bank (“SVB”) and ability to access its cash equivalents and marketable securities may result in a material adverse effect on the Company, its business operations, financial condition and results of operations.

On March 10, 2023, the Company became aware that SVB was closed by the California Department of Financial Protection and Innovation (the “CDFPI”), which appointed the Federal Deposit Insurance Corporation (the “FDIC”) as receiver and SVB was subsequently transferred into a new entity, Silicon Valley Bridge Bank, N.A (“SVB Bridge Bank”). All of the Company’s cash was held in accounts with SVB and is now held in accounts with SVB Bridge Bank, almost all of which is in money market funds purchased pursuant to sweep account agreements with SVB, as agent. Based on a joint statement issued by the Department of Treasury, Federal Reserve Board and FDIC on March 12, 2023, all such accounts at SVB will be fully insured. While the Company has been able to access its cash on deposit with SVB Bridge Bank, there remains some uncertainty as to if we will be able to continue accessing such cash and the stability of SVB Bridge Bank under receivership. If the Company is unable to access its capital in the short term, there will be material adverse impacts on its business operations, financial condition and results of operations, as the Company will be unable to fund working capital, its payment obligations or other cash requirements. In this event, if the Company is unable to quickly access additional capital, the Company may be required to scale back its business operations to manage its cash flow needs. Such delays could expose the Company to late fees, interest, penalties, fines, defaults, liabilities, or termination rights to its partners, suppliers, regulators and employees. As a result of the uncertainty and stability that remains related to the closure of SVB and the timing and ability of the Company’s continued access to its cash deposits, the Company’s business operations, financial conditions and results of operations may be materially affected.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect the Company’s current and projected business operations and its financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, and as noted above, on March 10, 2023, SVB was closed by CDFPI, which appointed the FDIC as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. If any of our lenders or counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis. The loan and security agreement with SVB contains customary affirmative and negative covenants (including an obligation to maintain cash in accounts at SVB in an amount equal to 110% of the outstanding loan obligations thereunder) and customary events of default. We granted a first-priority, perfected security interest in substantially all of our present and future personal property and assets, excluding intellectual property, to secure our obligations to SVB. For more information on our term loan with SVB, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Silicon Valley Bank Loan Agreement.”

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program. Additionally, there is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect the Company, the financial institutions with which the Company has loan agreements or other arrangement with directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which the Company has financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, the following:

•
Delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;
•
Delayed or lost access to, or reductions in borrowings available under revolving existing credit facilities or other working capital sources and/or delays, inability or reductions in the company’s ability to refund, roll over or extend the maturity of, or enter into new credit facilities or other working capital resources;
•
Potential or actual breach of contractual obligations that require the Company to maintain letters of credit or other credit support arrangements;
•
Potential or actual breach of financial covenants in our credit arrangements;
•
Potential or actual cross-defaults in other credit agreements, credit arrangements or operating or financing agreements; or
•
Termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by our customers or suppliers, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a customer may fail to make payments when due, default under their agreements with us, become insolvent or declare bankruptcy, or a supplier may determine that it will no longer deal with us as a customer. In addition, a customer or supplier could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts on the Company, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. Any customer or supplier bankruptcy or insolvency, or the failure of any customer to make payments when due, or any breach or default by a customer or supplier, or the loss of any significant supplier relationships, could result in material losses to the Company and may have a material adverse impact on our business.

Risks Relating to Our Business and Industry

We are an early-stage biotechnology company without any products or services currently available for sale and we may not be able to successfully develop or bring products or services to market.

In our human health program, we have several pre-IND product candidates, while in our plant health program, we have seven product candidates we hope to bring to market by 2027; however, there is no assurance that we will succeed in bringing any of our product candidates to market or that such product candidates, if approved, or any of our other operations will generate any revenue. If we cannot develop a marketable product or generate sufficient revenues, we may be required to suspend or cease operations.

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

We have limited financial and human resources and intend to initially focus on research programs and product candidates for a limited set of indications and limited set of target pests. As a result, we may forgo, delay, or abandon pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential or a greater likelihood of success. For example, we recently paused work on our early-stage research programs, including our gene therapy program for sickle cell disease and our programs for antibody therapy and supra-seasonal flu. To the extent we have received grants to support some of the work we have paused, we may need to return unused grant money to the applicable sponsors, such as the Bill and Melinda Gates Foundation.

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

We commenced operations in 2008. We have a limited operating history as a company, which makes it difficult to predict future operations. The product candidates and the markets we hope to serve have shifted since we commenced operations and as such, our operational experience with our current product pipeline and target markets is shorter than the full period of our operations. We have been operating our plant health product pipelines since 2016 and our human health product pipelines since 2019. Our approach to the discovery and development of product candidates had not been validated by the commercial introduction of products and we cannot guarantee that the products currently in our product pipeline, or any other products or services, will have future commercial value. Our programs will require substantial additional development and research, both in time and resources, before we are in a position to receive regulatory approvals and begin generating revenue in connection with the sale of product candidates. We have not yet demonstrated the ability to complete a large-scale, pivotal clinical trial, obtain regulatory approval for any product in human health or plant health, manufacture a product at commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.

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

Furthermore, with respect to our plant health product pipeline, because our products contain novel RNA-based active ingredients, there will generally be no previously registered pesticide product containing that active ingredient and, as a result, the use of each of our products in the United States will require a new registration under FIFRA and the establishment of a tolerance under Section 408 of the FFDCA or the issuance of a tolerance exemption. We will also need regulatory approval from other jurisdictions if we want to commercialize our products globally where we will face similar challenges in obtaining approval. We have experienced and may continue to experience additional unanticipated delays. We can offer no assurance on timing of regulatory review and approval or that any of our applications filed will be accepted by the applicable regulatory authorities. Without the required regulatory approval, we will be unable to commercialize any of our products.

Please refer to risk factor sections on our human health, plant health and animal health products for more regulatory risk information.

Our company has product candidates with very complex and different sales marketing and distribution channels, which we have yet to establish, and if we are unable to establish these capabilities, we may not be successful in commercializing our product candidates if they are approved.

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
•
we may create production capacity that we are unable to use either because we do not bring related products to market or because the timing to bring those products to market is delayed;
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

As a public company, the Company is required to maintain internal control over financial reporting. Management may be unable to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements of a public company. If we are unable to comply with the requirement to maintain internal control over financial reporting, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports or applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result.

Two material weaknesses have been identified in our internal control over financial reporting as of December 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The two material weaknesses identified in our internal controls result from:

•
The failure to maintain a sufficient complement of personnel in our accounting and reporting department to ensure adequate segregation of duties such that appropriate review and monitoring of our financial records are executed.
•
The failure to design and implement adequate information systems controls, including access and change management controls.

Two material weaknesses were identified in connection with the preparation and audit of GreenLight’s financial statements as of December 31, 2020 (which audit was completed in September 2021), and had not been remediated as of December 31, 2022.

We have begun implementation of a plan to remediate these material weaknesses. These remediation measures are ongoing and include performing routine testing over financial reporting including general IT controls and performing a comprehensive risk assessment. These remediation measures may be time-consuming and costly, and there is no assurance that they will ultimately have the intended effects. If we identify any new material weaknesses or significant deficiencies in the future, any such newly identified material weakness or significant deficiency could limit our ability to prevent or detect a material misstatement of our annual or interim financial statements.

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

Our information technology systems, and those of third-party vendors with whom we contract are also vulnerable to service interruptions, security breaches from inadvertent or intentional actions by our employees, third-party vendors, and/or business partners, or from cyber-attacks by malicious third parties. Cyber-attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability, and could threaten the confidentiality, integrity, and availability of information. For example, we have previously experienced a ransomware attack that briefly interrupted access to two of our servers. Although in this instance we were able to rely on our backup systems to restore access promptly, without making a ransom payment and without loss of data, our defenses against future cyber-attacks may not be successful.

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

We expect our non-U.S. activities to increase over time and to include countries that have more prevalent corruption than found in the U.S., increasing our exposure to anti-corruption, anti-bribery and anti-money laundering laws and regulations. These include the U.S. Foreign Corrupt Practices Act of 1977, and as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the U.K. Bribery Act and other anti-corruption, anti-bribery and anti-money laundering laws and regulations in the jurisdictions in which we do business, both domestic and abroad. The FCPA and other anti-corruption laws generally prohibit companies, their employees, agents, representatives, business partners and third-party intermediaries from corruptly promising, authorizing, offering, or providing, directly or indirectly, anything of value to government officials, political parties, or candidates for public office for the purpose of obtaining or retaining business or securing an improper business advantage. The UK Bribery Act and other anti-corruption laws also prohibit commercial bribery not involving government officials, and requesting or accepting bribes; and anti-money laundering laws prohibit engaging in certain transactions involving criminally-derived property or the proceeds of criminal activity.

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

The FCPA also requires that we keep accurate books and records and maintain a system of adequate internal controls. We have recognized several material weaknesses in our internal control over financial reporting, which may compromise our ability to detect inappropriate payments (see the risk factor associated with “material weaknesses in our internal control over financial reporting”). Furthermore, we cannot assure you that our employees, agents, representatives, business partners or third-party intermediaries will always comply with our policies and applicable law, for which we may be ultimately held responsible.

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

Risks Related to Our Manufacturing Platform

We are designing an mRNA commercial manufacturing process in parallel with our product and process development. We currently intend to use CDMOs, such as Samsung Biologics Co., Ltd., to produce material for our COVID-19 product candidate for late-stage clinical trials and commercial launch. There is risk that the final manufacturing process and facility could be incompatible with the CDMO facility, requiring modification and resulting in delays and inefficient deployment of capital.

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
•
any failure on the part of such third parties to meet their contractual obligations to us because of supply chain related failures, including supply chain failures resulting from the ongoing global COVID-19 pandemic, wars such as the war in Ukraine, political and tariff disputes, macroeconomic conditions, or other causes, any one of which could give that third party the ability to not perform its obligations to us under a claim of force majeure; and
•
any improper conduct or actions on the part of such third parties could subject us to civil or criminal investigations and monetary and injunctive penalties, impact the accuracy and timing of financial reporting and/or adversely impact our ability to conduct business, operating results and reputation.

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

The process of manufacturing our products is complex, highly regulated and subject to numerous risks, including:

•
Risks of Reliance on Third Parties and Single Source Providers. We rely on third-party suppliers and manufacturers for many aspects of our manufacturing process for products and product candidates. In some cases, due to the unique manner in which our products and product candidates are manufactured, we rely on single source providers of raw materials and manufacturing supplies. For example, the dsRNA processes use specific yeast microbial RNA, the most effective forms of which are sourced from suppliers in China. These third parties, as well as our other suppliers, are independent entities subject to their own operational, geopolitical and financial risks that are outside of our control, including the impact of the COVID-19 pandemic and intellectual property protection. These third parties may not perform their obligations in a timely and cost-effective manner or in compliance with applicable laws and regulations, and they may be unable or unwilling to increase production capacity commensurate with demand for existing or future products. Finding alternative providers could take a significant amount of time and involve significant expense due to the specialized nature of the services and the need to obtain regulatory approval of any significant changes to suppliers or manufacturing methods. We cannot be certain that we could reach an agreement with alternative providers or that the FDA or other regulatory authorities would approve the use of such alternatives.
•
Risks Relating to Compliance with cGMP. We and our third-party providers are generally required to maintain compliance with cGMP and other stringent requirements and are subject to inspections by the FDA and other regulatory authorities to confirm compliance. Any delay, interruption or other issues that arise in the manufacture, fill-finish, packaging or storage of products or product candidates as a result of a failure of our facility or operations or those of third parties to pass any regulatory agency inspection could significantly impair our ability to develop and commercialize our products and product candidates. Significant noncompliance could also result in the imposition of monetary penalties or other civil or criminal sanctions and damage our reputation.
•
Global Supply Risks. We rely on our laboratories and manufacturing facilities for the production of drug substance for our product candidates. The supply of these products and product candidates depends on the uninterrupted and efficient operation of our facility and laboratory, which could be adversely affected by equipment failures, labor shortages, public health epidemics, natural disasters, power failures, cyber-attacks and many other factors. Additionally, there can be no assurance that we will be able to meet expected timelines or that there will not be any direct or indirect delays resulting from the COVID-19 pandemic, macroeconomic conditions, wars or supply chain disruptions. We have had delays, and might experience additional delays, in bringing our current and planned facilities online and we may not have sufficient manufacturing capacity to meet our long-term manufacturing requirements.
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

Any adverse developments affecting manufacturing operations or the operations of third-party suppliers and manufacturers may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls or other interruptions and/or delays in the clinical development or commercial supply of our products. Additionally, we may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives. Such developments could increase manufacturing costs, cause revenue loss or loss of market share as patients and physicians turn to competing therapeutics, diminish profitability or damage our reputation.

In addition, although we have business continuity plans to reduce the potential for manufacturing disruptions or delays and reduce the severity of a disruptive event, there is no guarantee that these plans will be adequate, which could adversely affect our business and operations.

Risks Related to the Production of dsRNA and mRNA

Our proposed products are temperature sensitive and may have other attributes that lead to limited shelf life. These attributes may pose risks to supply, inventory, availability, product relevance and waste management and increased cost of goods.

Our mRNA and dsRNA product candidates may prove to have a stability profile that leads to a lower than desired shelf life of the final approved mRNA medicine. This poses risk in supply requirements, product obsolescence, clinical trial delays, wasted stock, and higher cost of goods.

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

The equipment and consumables used to produce RNA and our derivative products, dsRNA and mRNA, continue to be supply constrained across all suppliers, which may cause delays in development, testing or marketing of our human health products and may require us to ultimately increase prices should our products become available to consumers.

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

Risks Related to Market Acceptance

Even if any of the product candidates we develop receives regulatory approval, we may nonetheless fail to achieve the degree of market acceptance by physicians, patients, healthcare payors, and others in the medical community on the human health side and by growers, farmers, and others in the agricultural community on the plant and animal health side, in each case, necessary for commercial success.

The commercial success of any of our product candidates will depend upon its degree of market acceptance by physicians, patients, third party payors, and others in the medical community with respect to human health products and by growers, farmers, and others in the agricultural community with respect to plant and animal health products. Even if any product candidates we develop receive regulatory approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors, and others in the medical community. The degree of market acceptance of any product candidates we may develop, if approved for commercial sale, will depend on a number of factors, including:

With respect to human health products:

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
•
the effectiveness of marketing and distribution efforts by us and other licensees and distributors;
•
sufficient governmental third party coverage or reimbursement; and
•
the prevalence and severity of any side effects.

With respect to plant and animal health products:

•
the wider acceptance by growers, farmers, and others in the agricultural community to adopt a dsRNA-based product;
•
the efficacy of such dsRNA-based products;
•
the compatibility of such dsRNA-based products to be used with other products;
•
the potential and perceived advantages compared to alternative solutions;
•
the ability to offer our products for sale at competitive prices;
•
convenience and ease of using such dsRNA-based products;
•
the timing of market introduction of competitive products;
•
publicity concerning our products or competing products and solutions;
•
the effectiveness of marketing and distribution efforts by us and other distributors; and
•
potential off-target effects.

If any product candidates developed by us does not achieve an adequate level of acceptance by physicians, healthcare payors, patients and the medical community with respect to human health products and by growers, farmers, and the agricultural community with respect to plant and animal health products, we will not be able to generate significant revenue, and may not become or remain profitable. The failure of any product candidates to find market acceptance could harm our business prospects.

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

While we aim to produce agricultural products that leave low to no residue in foodstuffs, there may be instances of residue when our products are used on certain materials with high preservatives.

While GreenLight designs its products to be low-residue, there may be instances of use case or formulations where some residue may exist for longer periods because of environmental factors or the product being used with other materials. While we do not believe that residues present a health risk to humans, the existence, duration or amount of residues could limit adoption of products containing those residues.

While we carefully design our dsRNA products to be specific and with the goal of avoiding off-target effects, we cannot guarantee that such products will have zero off-target effects.

Our dsRNA products are designed to be specific for targeted invasive pests and with the goal of having no off-target effects on non-target organisms. In designing our products, we compare the genome of our target species to the genome of other species that may co-exist with it to enable us to avoid off-target effects; however, it is not feasible or practicable to test our dsRNA products against every organism and there may be off-target effects on organisms that we are not aware of or that could cause effects that would limit the regulatory approval or commercial adoption of our products.

Our product candidates could have unintended consequences, which could have a material adverse effect on our business, financial condition, or results of operations, and may expose us to liability for any resulting harm.

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

In the future, we intend to expand the reach of our platform technology into international markets, including certain countries in Africa, Asia and Latin America where the need for locally produced vaccines and achieving food security is high, subjecting us to many risks that could adversely affect our business and revenues. There is no guarantee that our efforts and strategies to expand manufacturing and sales in international markets will succeed. Emerging market countries may be especially vulnerable to periods of global and local political, legal, regulatory and financial instability and may have a higher incidence of corruption and fraudulent business practices. Certain countries may require local clinical trial data as part of the drug registration process in addition to global clinical trials, which can add to overall drug development and registration timelines. We may also be required to increase our reliance on third-party agents and unfamiliar operations and arrangements previously utilized by companies we collaborate with or acquire in emerging markets.

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

•
the willingness of and time required for regulatory bodies and agencies to review and approve new dsRNA-based agricultural products;
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

We will have to become familiar with these and other factors in order to be effective; however, our ability to do so is untested as is our ability to obtain and retain experts in these areas to implement an international supply chain serving any facility other than those in the United States. Moreover, any of our suppliers could go out of business, lose operating licenses or be subject to regulatory actions and be unable to supply us, which could result in production delays or stoppages.

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

Rapidly changing technology and emerging competition in the biotechnology industry could make the platform, programs, and products we are developing obsolete or non-competitive unless development of our platform and pursuit of new market opportunities continues.

The biotechnology industry is still emerging and is characterized by rapid and significant technological changes, frequent new product introductions and enhancements, and evolving industry demands and standards. Our future success will depend on our ability to develop, manufacture and commercialize our product candidates on a timely and cost-effective basis.

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

There is typically an extremely high rate of attrition for product candidates across categories of medicines proceeding through clinical trials. These product candidates may fail to show the desired safety and efficacy profile in later stages of clinical trials despite having progressed through nonclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in later stage clinical trials due to lack of efficacy or unacceptable safety profiles, notwithstanding promising results in earlier trials. Most investigational medicines that commence clinical trials are never approved as products and there can be no assurance that any of our current or future clinical trials will ultimately be successful or support further clinical development of any of our investigational medicines. Certain aspects of our investigational medicines may induce immune reactions from either the mRNA or the lipid as well as adverse reactions within liver pathways or degradation of the mRNA or the lipid nanoparticle (LNP), any of which could lead to significant adverse events in one or more of our clinical trials. Many of these types of side effects have been seen for previously developed LNPs. There may be resulting uncertainty as to the underlying cause of any such adverse event, which would make it difficult to accurately predict side effects in future clinical trials and would result in significant delays in our programs.

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

Our human health markets are highly competitive. If we are unable to compete effectively with existing products, new treatment methods, new technologies or supply chain efficiencies, we may be unable to commercialize any products that we may develop in the future.

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
•
established distribution networks that can include preferential pricing, delivery or other terms with other participants in their supply chains;

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

If we encounter difficulties enrolling patients in our clinical studies, including due to global health matters such as COVID-19, our clinical development activities could be delayed or otherwise adversely affected.

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
•
we may elect to, or regulators, IRBs, Data Safety Monitoring Boards or ethics committees may require, that we or our investigators, suspend or terminate clinical research or trials for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
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

The time and expense required to obtain regulatory approvals for our preclinical and clinical trials could be significantly greater than for more conventional therapeutic technologies or products. If clinical trials of any product candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities, do not otherwise produce positive results or are for other reasons not satisfactory to those authorities, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidates.

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
•
unanticipated delays in starting clinical trials could result in test material becoming obsolete when compared to other therapies or going past its useful life which in turn would require us to obtain the production resources for replacement material, redevelop the material or cancel the development of that product candidate;
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

Changes in healthcare policy could increase our costs, decrease our revenue and impact sales of and reimbursement for our future products, if approved. We expect to experience pricing pressures in connection with the sale of our product candidates due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative changes. The United States, through the Inflation Reduction Act of 2022, and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably once approved. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. Current and future legislative proposals to further reform healthcare or reduce healthcare costs may limit coverage of or lower reimbursement for the procedures associated with the use of our product candidates once approved and, as a result, they may not cover or provide adequate payment for our product candidates. The downward pressure on healthcare costs in general, particularly prescription drugs and biologics and surgical procedures and other treatments, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. The cost containment measures that payors and providers are instituting and the effect of any healthcare reform initiative implemented in the future could impact our revenue from the sale of our products once approved.

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
•
rely on Contract Development Organizations (“CDOs”) to develop key components of our products;
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

We will seek to enter into collaborations by which, in exchange for funding of infrastructure, development or marketing of our products, we will grant to other parties exclusive rights to the development, production, marketing or distribution of selected products in specific geographies. For example, in March 2022, we granted Serum Institute of India Private Limited (“SIIPL”) an exclusive, sub-licensable, royalty-bearing license to use our proprietary technology platform to develop, manufacture and commercialize an mRNA shingles product and up to two other mRNA products in all territories other than the United States, the 27 member states of the European Union, the United Kingdom, Australia, Japan, New Zealand, Canada, South Korea, China, Hong Kong, Macau, and Taiwan. These rights may keep us from entering into alternative collaborations which may keep us from using capital effectively and limit our ability to grow our business. Any failure on the part of our collaboration partners to comply with applicable laws, regulatory requirements and/or applicable contractual obligations or to fulfill any responsibilities they may have to protect and enforce any intellectual property rights underlying product candidates could harm our reputation, including with regulatory authorities, have an adverse effect on revenues, as well as give rise to possible legal proceedings. Moreover, the failure or perceived failure by us to comply with our obligations under a collaboration agreement with any of our collaboration partners could cause the partner to make public statements against us or could result in litigation asserting that we have breached our obligations, any of which could have a material adverse effect on our reputation, business, financial condition, or results of operations.

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

All entities involved in the preparation of vaccines and products for clinical studies or commercial sale, including other contract manufacturers we have used or may use, are subject to extensive regulation. Components of a finished therapeutic product approved or licensed for commercial sale or used in late-stage clinical studies must be manufactured in accordance with applicable good manufacturing practice requirements, or GMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved or licensed for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of a BLA on a timely basis and must adhere to the FDA’s good laboratory practices, or GLP, and GMP regulations enforced by the FDA through its facilities inspection program. Our facilities and quality systems and the facilities and quality systems of some or all our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory licensure and approval of our product candidates. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or the associated quality systems for compliance with GMP and other regulations applicable to the activities being conducted. If these facilities do not pass a pre-approval plant inspection or do not have a GMP compliance status acceptable for the FDA, FDA approval or licensure of the products will not be granted.

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

We have a limited ability to manufacture materials for our research programs and preclinical studies and we do not operate any significant manufacturing facilities. We primarily rely on third-party contract manufacturing organizations (“CMOs”) for the manufacture of our materials for preclinical and clinical studies and expect to continue to do so and for commercial supply of any product candidates that we develop and for which we or our collaborators obtain marketing approval. Additionally, the activities performed by our CMOs may be delayed or suspended in light of the ongoing COVID-19 pandemic, which may impact our ability to successfully develop and test our product candidates, including in clinical trials, and research programs in a timely manner.

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

Other than the approvals of the Pfizer-BioNTech COVID-19 Vaccine and the Moderna Spikevax COVID-19 Vaccine, and the previous Emergency Use Authorizations for these COVID-19 vaccines, no mRNA medicines have been granted EUA or have been granted full approval or licensure to date by the FDA or other regulatory agencies. Moreover, it is possible that FDA and other regulators will decline to accept new EUA submissions for COVID-19 vaccine candidates if it is determined that the underlying health emergency no longer exists or warrants such authorization. Successful discovery and development of other mRNA medicines by us or our strategic collaborators is highly uncertain and depends on numerous factors, many of which are beyond our or their control. We have made and will continue to make a series of business decisions and take calculated risks to advance our development efforts and pipeline, including those related to mRNA technology, delivery technology, and manufacturing processes, which may be shown to be incorrect based on further work by us, our strategic collaborators, or others. Our products that appear promising in the early phases of development may fail to advance, experience delays in the clinic, experience clinical holds, or fail to reach the market for many reasons, including:

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
•
changes that we make to optimize our manufacturing, testing or formulating of cGMP (cGMP regulations as enforced by the FDA) materials could impact the safety, tolerability, and efficacy of our investigational medicines and development candidates;
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

There can be no assurance that we will be able to obtain regulatory approval for marketing any of our products or new product formulations and applications we are developing. Although the EPA has in place a registration procedure for biopesticides there can be no assurance that all of our products or product extensions will be eligible for this streamlined procedure or that additional requirements will not be mandated by the EPA that could make the procedure more time consuming and costly for our future products.

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

The successful completion of multiple field trials in various climates around the world and on various crops is critical to the success of our product development and marketing efforts. If our ongoing or future field trials are unsuccessful or produce inconsistent results or unanticipated adverse side effects on crops or on non-target organisms, or if we are unable to collect reliable data, regulatory approval of our products could be delayed, or we may be unable to commercialize our products. In addition, more than one growing or treatment season may be required to collect sufficient data and we may need to collect data from different geographies to prove performance for customer adoption. Although we have conducted many successful field trials we cannot be certain that additional field trials conducted on a greater number of acres, or on crops for which we have not yet conducted field trials, will be successful. Moreover, the results of our ongoing and future field trials are subject to a number of conditions beyond our control, including weather-related events such as drought or floods, severe heat or frost, hail, tornadoes and hurricanes, or low or no natural occurrence of the pests intended for testing. Generally, we pay third parties, such as growers, consultants and universities to conduct field tests on our behalf. Incompatible crop treatment practices or misapplication of our products by these third parties or lack of sufficient occurrence of the identified pests in nature for a particular trial could impair the success of our field trials.

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

Sales of our plant health products will depend upon weather conditions, seasonal variation and other factors.

We expect to commercially launch CalanthaTM, our RNAi Colorado potato beetle product in 2023, assuming we are able to obtain EPA and state approvals according to our current plans, which assumes EPA approval by or before the first half of 2023. If and when we do begin selling our product to farmers, our sales will be subject to weather conditions and other factors beyond our control, which may cause our operating results to fluctuate significantly quarterly and annually.

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

In the United States, the EPA regulates our bio-based pest management products under the Federal Food, Drug and Cosmetics Act (“FFDCA”), the Food Quality Protection Act (“FQPA”) and the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”). In addition, some of our plant health products are regulated as fertilizers, auxiliary plant substances, soil amendments, beneficial substances and/or biostimulants in each of the fifty states.

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

According to a September 2020 report published by the Environmental Directorate of the Organization for Economic Cooperation and Development (“OECD”) entitled Considerations for the Environmental Risk Assessment of the Application of Sprayed or Externally Applied ds-RNA-Based Pesticides, there is a long-established view that dietary intake of nucleic acids, including dsRNAs from plant viruses, does not present a health risk to humans and other vertebrates, and, as a result, the adoption of RNAi technology in agriculture is likely to present a lower human health risk than the use of conventional pesticides. Notwithstanding this history of safe consumption in vertebrates like humans, our GS15 product negatively impacts ladybugs and could also negatively impact other invertebrates if our use instructions are ignored and the invertebrates gain access to and consume the GS15 product. Moreover the honey from hives using GS15 may have trace elements of GS15 which could have the potential to be harmful to invertebrates consuming that honey in extreme circumstances.

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

We may not be able to file and prosecute all necessary or desirable patent applications, or maintain, enforce and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner or in all jurisdictions. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, we may not develop additional proprietary products, methods and technologies that are patentable. Even if we believe an innovation to be patentable and file patent applications, the United States Patent Office (“USPTO”) and other patent offices may not find our innovations to be patentable and may refuse to grant patent rights. We may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the rights to patents which may be licensed from or to third parties or held jointly with third parties. In connection with any future licensing arrangements with third parties, these patents and applications may not be prosecuted and enforced by such third parties in a manner consistent with the best interests of our business. We currently own and may in the future own patents, patent applications, and other intellectual property jointly with third parties. In certain jurisdictions, including in the United States, joint owners of a patent are free to license rights under the patent to third parties without any compensation to or permission from co-owners. If we are unable to negotiate licenses on commercially reasonable terms with co-owners of patents, in order to exclusively control commercial licensing or commercial use of our co-owned patents or if agreements allowing us such control are found unenforceable, then co-owners may be able to license to our competitors and other third parties without our permission and without compensation to us. Failure to control exclusive rights under intellectual property as discussed above may have an adverse effect on our competitive position, business, financial condition, and results of operations.

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

Our commercial success may depend in part on our non-infringement of the patents or proprietary rights of third parties and/or the invalidity or unenforceability of such patent or proprietary rights of others. Numerous significant intellectual property issues have been litigated, and will likely continue to be litigated, between or among existing and new participants in our relevant markets and competitors may assert that our products or methods infringe their intellectual property rights as part of a business strategy to impede the successful entry into or continued presence in those markets. Third parties may assert that we are employing their proprietary technology without authorization. For example, numerous third-party patents exist in fields relevant to the Company’s business and planned products, such as biologics, mRNA vaccines and therapies, and RNA interference (“RNAi”) for crop protection. Our competitors and others have patents and may in the future obtain patents and may claim that use, manufacture, sale, or importation of our products infringe these patents. Moreover, as we move into new markets and applications for our technologies, incumbent participants in such markets may assert their patents and other proprietary rights against us as a means of slowing or preventing our entry into such markets, or as a means to extract substantial license and royalty payments from us.

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

Under 35 U.S.C. § 200 et seq., when inventions arise, even in part, through use of public funds, the United States may retain an irrevocable, paid-up license to practice or have practiced on its behalf, such inventions, whether protected by patent or trade secret. That is, the United States has the absolute right to use, and allow others to use on its behalf, such intellectual property without any compensation to the holder of the intellectual property. We have acquired and developed and may in the future acquire or develop trade secrets or obtain patents on inventions developed, in full or in part, with funding from the United States government. A court could also find that one or more of our current patents or applications are covered by 35 U.S.C. § 200 et seq. In such cases, the United States would have the right to use, or allow others to use on its behalf, our inventions, whether protected by patent or trade secret, without any compensation to us.

For inventions subject to 35 U.S.C. § 200 et seq., the United States also retains march-in rights. These march-in rights apply in certain situations, including, for example, when action is necessary to alleviate public health or safety needs or when an inventor is not taking reasonable steps to make its technology useful to the public. In such situations, the United States has the right to compel the innovator to grant licenses to third parties. If such a finding were made with respect to our current or future patents or trade secrets, then we may not be able to prevent competitors from practicing our patented inventions and/or may be compelled to license our competitors to practice our inventions for little or no monetary compensation. Any of the foregoing events could have an adverse effect on our business, financial condition and results of operations.

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

On September 16, 2011, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”) was signed into law. The Leahy-Smith Act made a number of significant changes to United States patent laws. These include provisions that affect the way patent applications are prosecuted and challenged at the USPTO and may also affect patent litigation. The USPTO has developed and continues to develop regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act, subsequent rulemaking, and judicial interpretation of the Leahy-Smith Act and regulations will have on the operation of our business in the future. The Leahy-Smith Act and its continued implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement and/or defense of our issued patents, all of which could have an adverse effect on our business and financial condition.

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

Moreover, we may be subject to a third-party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, reexamination, inter parties review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products or use our proprietary methods and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

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
•
Our competitors may use our manufacturing methods to produce products in jurisdictions in which we do not have patent protection on our manufacturing methods and may export such products for sale in other jurisdictions, including our major commercial markets for us. Patents on such methods in our major commercial markets may not protect against such product sales.
•
We may not develop additional proprietary technologies that are patentable or protectable through other intellectual property rights.
•
The intellectual property rights of others may have an adverse effect on our business.

Should any of these events occur, they could significantly harm our business, competitive position, financial condition, results of operations and prospects.

Risks Related to Ownership of Our Common Stock

An active trading market for our Common Stock may never develop or be sustained.

We cannot assure you that an active trading market for the Common Stock will develop on the Nasdaq or elsewhere. If an active trading market does not develop, or develops but is not maintained, you may have difficulty selling any shares of our Common Stock due to the limited public float. Accordingly, we cannot assure you of your ability to sell your shares of our Common Stock when desired or the prices that you may obtain for your shares.

The market price of our Common Stock may be volatile, which could result in substantial losses for investors.

The market price of our Common Stock may fluctuate due to a variety of factors, including:

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
•
sales of our Common Stock by us or by our insiders or other stockholders;
•
the expiration of market standoff or lock-up agreements;
•
general economic, industry and market conditions; and
•
the COVID-19 pandemic, natural disasters or major catastrophic events.

Recently, stock markets in general, and the market for life sciences technology companies in particular, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations, particularly in light of the ongoing COVID-19 pandemic and current macroeconomic conditions. Broad market and industry factors may seriously affect the market price of our Common Stock, regardless of our actual operating performance. These fluctuations may be even more pronounced in the trading market for our Common Stock. Following periods of such volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Because of the potential volatility of the price of our Common Stock, we may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

If we fail to regain compliance with the continued listing requirements of Nasdaq, our Common Stock may be delisted and the price of our Common Stock and our ability to access the capital markets could be negatively impacted.

From February 8, 2023 through March 22, 2023, the bid price of our Common Stock has closed below the $1.00 per share minimum bid price requirement for continued inclusion on Nasdaq. On March 23, 2023, we received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market, or Nasdaq, notifying us that, for the last 30 consecutive business days, the bid price for our Common Stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market, referred to as the minimum bid price rule. In accordance with Nasdaq Listing Rules, we have an initial period of 180 calendar days, or until September 19, 2023, to regain compliance with the minimum bid price rule. To date, we have not regained compliance with the minimum bid price rule. If at any time before September 19, 2023, the bid price for our Common Stock closes at $1.00 or more per share for a minimum of 10 consecutive business days, the Nasdaq Listing Qualifications Department staff will provide written notification to us that we are in compliance with the minimum bid price rule, unless the staff exercises its discretion to extend this 10-day period pursuant to the Nasdaq Listing Rules. If we do not regain compliance with the minimum bid price rule by the required date and we are not eligible for any additional compliance period at that time, the Nasdaq Listing Qualifications Department staff will provide us written notification that our Common Stock may be delisted. At that time, we may appeal the staff’s delisting determination to a Nasdaq Listing Qualifications Panel. We expect that our Common Stock would remain listed pending the panel’s decision. However, there can be no assurance that, even if we appeal the staff’s delisting determination to the Nasdaq Listing Qualifications Panel, such appeal would be successful. We intend to monitor the closing bid price of our Common Stock and may, if appropriate, consider available options to regain compliance with the minimum bid price rule, which could include seeking to effect a reverse stock split. However, there can be no assurance that we will be able to regain compliance with the minimum bid price rule. There are many factors that may adversely affect our minimum bid price, including those described throughout this section titled “Risk Factors.” Many of these factors are outside of our control. As a result, we may not be able to sustain compliance with the minimum bid price rule in the long term. Any potential delisting of our Common Stock from the Nasdaq Global Market would likely result in decreased liquidity and increased volatility for our Common Stock and would adversely affect our ability to raise additional capital or to enter into strategic transactions. Any potential delisting of our Common Stock from the Nasdaq Global Market would also make it more difficult for our stockholders to sell our Common Stock in the public market.

Pre-revenue biotechnology companies like GreenLight require continuing capital infusion to survive. The capital markets are generally constrained at this point and this is particularly true for biotechnology companies. As a result, we may be unable to obtain continued financing or the financing we do obtain could significantly dilute current shareholders. We believe our stock is significantly undervalued and we therefore represent an attractive acquisition target. If our Board does decide to make some or all of the Company available for sale, it is obligated to take the interests of multiple stakeholders into account and, if faced with competing offers, may not take the offer that maximizes shareholder return.

The exercise of registration rights may adversely affect the market price of the our Common Stock.

Certain of our stockholders have registration rights for certain securities. Pursuant to the Subscription Agreements for the PIPE Financings and the Investor Rights Agreement, we have registered a substantial number of shares of our Common Stock for resale and for issuance upon exercise of the Public Warrants. We are obligated to file one or more resale “shelf” registration statements to register such securities, use commercially reasonable efforts to cause such registration statements to be declared effective by the SEC within specified periods, and keep such registration statements effective for up to three years thereafter. We are also obligated to file other registration statements, including for underwritten offerings of our Common Stock, in specified circumstances. Sales of a substantial number of shares of our Common Stock pursuant to these registration statements in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Common Stock.

If securities or industry analysts do not publish or cease publishing research or reports about GreenLight, our business, or our market, or if they change their recommendations regarding our securities adversely, the price and trading volume of our securities could decline.

The trading market for our securities will be influenced by the research and reports that industry or securities analysts may publish about us, our business, markets or competitors. Securities and industry analysts do not currently, and may never, publish research on GreenLight. If no securities or industry analysts commence coverage of us, our share price and trading volume would likely be negatively impacted.

Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of our Common Stock.

Securities research analysts may establish and publish their own periodic projections for GreenLight. These projections may vary widely and may not accurately predict the results we actually achieve. The share price of our Common Stock may decline if our actual results do not match the projections of these securities research analysts. If any of the analysts who may cover GreenLight issue an adverse or misleading opinion regarding GreenLight, our business model, our intellectual property or our stock performance, change their recommendation regarding shares of our Common Stock adversely, provide relatively more favorable recommendations about our competitors or if the clinical trials and operating results fail to meet the expectations of analysts, the price of shares of our Common Stock would likely decline. If one or more of these analysts ceases coverage of GreenLight or fails to publish reports on GreenLight regularly, the share price or trading volume of our Common Stock could decline. If no analysts commence coverage of GreenLight, the market price and volume for our Common Stock could be adversely affected.

We have broad discretion in the use of the net proceeds from the exercise of outstanding public and private warrants, if any, and may not use them effectively.

As of December 31, 2022, we had outstanding Public Warrants to purchase 10,244,880 shares of Common Stock and private placement warrants to purchase 2,062,500 shares of Common Stock, in each case for an exercise price of $11.50 per share. The warrants may never be exercised for cash, in which case we will not receive any proceeds from such exercise. Because of this uncertainty, we have no specific plans for the proceeds that we may receive from warrant exercises, if any, and we intend to use any such proceeds for general corporate purposes and working capital, including the funding of our clinical programs. Our management will have broad discretion in the application of the net proceeds. Our management may spend a portion or all of the net proceeds in ways that our stockholders may not desire or that may not yield a favorable return. The failure by our management to apply these funds effectively could harm our business, financial condition, results of operations and prospects. Pending their use, we may invest the net proceeds from the exercise of such warrants, if any, in a manner that does not produce income or that loses value.

We do not expect to pay any dividends for the foreseeable future. Investors may never obtain a return on their investment.

You should not rely on an investment in our Common Stock to provide dividend income. We do not anticipate that we will pay any dividends to holders of our Common Stock in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our existing operations, fund our research and development programs and continue to invest in our commercial infrastructure. In addition, any future credit facility or financing we obtain may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our Common Stock. Accordingly, investors must rely on sales of their shares after price appreciation, which may never occur, as the only way to realize any return on their investment. As a result, investors seeking cash dividends should not purchase our Common Stock.

The Charter designates the Delaware Court of Chancery as the exclusive forum for specified disputes between New GreenLight and our stockholders and also provides that the federal district courts are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, each of which could limit the ability of our stockholders to choose the judicial forum for disputes with GreenLight or our directors, officers or employees.

Our Charter provides that, unless we consent in writing to the selection of an alternative forum (an “Alternative Forum Consent”), to the fullest extent permitted by the applicable law, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any stockholder (including a beneficial owner) to bring (i) any derivative action or proceeding brought on behalf of GreenLight, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of GreenLight to us or our stockholders, (iii) any action asserting a claim against GreenLight, our directors, officers or employees arising pursuant to any provision of the DGCL, the Charter or the Bylaws, or (iv) any action asserting a claim against GreenLight, our directors, officers or employees governed by the internal affairs doctrine, subject to specified exceptions. This provision will not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended, for which claims may be brought in any U.S. federal court, or any other claim for which the federal courts have exclusive jurisdiction.

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

Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to the foregoing charter provisions. Although we believe these exclusive forum provisions benefit us by providing increased consistency in the application of Delaware law and federal securities laws in the types of lawsuits to which each applies, the exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with GreenLight or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims against GreenLight and our current and former directors, officers, or other employees. In addition, a stockholder that is unable to bring a claim in the judicial forum of its choosing may be required to incur additional costs in the pursuit of actions which are subject to the exclusive forum provisions described above. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder as a result of our exclusive forum provisions. Further, in the event a court finds either exclusive forum provision contained in the Charter to be unenforceable or inapplicable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our results of operations.

Delaware law and provisions in our Charter and Bylaws might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our Common Stock.

Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder without the approval of holders of 66 2/3% of the voting power of our stockholders other than the interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our Charter and Bylaws contain provisions that may make the acquisition of our company more difficult, including the following:

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
•
any stockholder-proposed amendment to the Bylaws that is not recommended by the Board will require the approval of stockholders holding three-fourths of the voting power of our then-outstanding capital stock;
•
our stockholders are only able to take action at a meeting of stockholders and cannot take action by written consent for any matter;
•
vacancies on our board of directors can be filled only by our board of directors and not by stockholders;

•
only the Board of Directors of the Company (the "Board"), pursuant to a written resolution adopted by a majority of the Board, is authorized to call a special meeting of stockholders;
•
certain litigation against GreenLight can only be brought in Delaware;
•
the Charter authorizes undesignated preferred stock, the terms of which may be established by the Board, which shares may be issued without the approval of the holders of our capital stock; and
•
advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

These anti-takeover defenses could discourage, delay, or prevent a transaction involving a change in control of GreenLight. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing or to cause us to take other corporate actions they desire, any of which, under certain circumstances, could limit the opportunity for our stockholders to receive a premium for their shares of our capital stock.

The ability to use our net operating losses to offset future taxable income may be subject to numerous limitations.

As of December 31, 2022, GreenLight had U.S. federal and state net operating loss carryforwards, or NOLs, of $276.2 million and $237.8 million, respectively. If not utilized, the federal NOLs generated before 2018 of approximately $27.1 million will expire at various dates through 2037 and the state NOLs will expire at various dates through 2040. The federal NOLs generated after 2017 of approximately $249.1 million have an indefinite carryforward period. GreenLight may potentially use these U.S. federal and state NOLs to offset against taxable income for U.S. federal and state income tax purposes. However, the use of these NOLs may be subject to numerous limitations under the U.S. Internal Revenue Code of 1986, as amended, or the Code, and under state tax laws. Among such limitations, Section 382 of the Code may limit the use of these NOLs in any year for U.S. federal income tax purposes in the event of certain past or future changes in ownership of GreenLight. An ownership change under Section 382 of the Code, referred to in this discussion as an ownership change, generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. An ownership change in respect of GreenLight also could be deemed to be an ownership change in respect of GreenLight. We have not conducted a Section 382 study to determine whether the use of our NOLs is impaired under Section 382 of the Code as a result of any prior ownership change. GreenLight may have previously undergone one or more ownership changes. In addition, the Business Combination and the PIPE Financings, or future issuances or sales of our stock, including certain transactions involving our stock that are outside of our control, could result in future ownership changes. Ownership changes that have occurred in the past or that may occur in the future, including in connection with the Business Combination and the PIPE Financings, could result in the imposition of an annual limit under Section 382 of the Code on the amount of pre-ownership change NOLs and other tax attributes that GreenLight can use to reduce its taxable income, potentially increasing or accelerating its liability for income taxes, and also potentially causing those tax attributes to expire unused. States may impose similar limitations on the use of applicable NOLs. Any limitation on using NOLs, whether under Section 382 of the Code or otherwise under U.S. federal or state tax laws, could, depending on the extent of such limitation and the NOLs previously used, result in GreenLight retaining less cash after payment of U.S. federal and state income taxes in respect of any year in which GreenLight has taxable income, rather than losses, than GreenLight would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal and state income tax reporting purposes, which could adversely impact GreenLight’s operating results.

GreenLight is an “emerging growth company” and a “smaller reporting company”, and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our Common Stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For so long as we remain an emerging growth company, we are permitted by SEC rules to, and plan to, rely on exemptions from certain disclosure requirements that are applicable to other SEC registered public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes Oxley Act, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved. As a result, the information we provide to stockholders will be different than the information that is available with respect to other public companies that are not emerging growth companies. In this Annual Report on Form 10-K, not all of the executive compensation-related information that would be required if we were not an emerging growth company has been included. If we were to continue to qualify as a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, after we cease to qualify as an emerging growth company, we would continue to be permitted to make certain reduced disclosures in our periodic reports and other documents that we file with the SEC. We expect to cease to qualify as a smaller reporting company before we cease to qualify as an emerging growth company. We cannot predict whether investors will find our Common Stock less attractive if we rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and our stock price may be more volatile.

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

As a public company, we have incurred and will continue to incur significant legal, accounting, compliance and other expenses that GreenLight did not incur as a private company and that do not appear in our historical consolidated financial statements. These expenses may increase even more after we are no longer an “emerging growth company.” Our management and other personnel will need to devote a substantial amount of time and incur significant expense in connection with compliance initiatives. For example, we will need to implement additional internal controls, both generally and to address the material weaknesses discussed in “Risks Relating to Our Business and Industry”, and disclosure controls and procedures. As a public company, we will bear all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws.

In addition, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act, and the related rules and regulations implemented by the SEC and Nasdaq, have increased legal and financial compliance costs and will make some compliance activities more time-consuming. For example, Nasdaq imposes requirements to obtain stockholder approval for the issuance of equity securities in a variety of circumstances, and this requirement can limit the financing alternatives available to us and thereby increase the cost of capital, which could reduce shareholder returns. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment will result in increased general and administrative expenses and may divert management’s time and attention from our other business activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. In the future, it may be more expensive or more difficult for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

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

Also, as a public benefit corporation, because the Board is required by the DGCL to manage or direct our business and affairs in a manner that balances the pecuniary interests of our stockholders, the best interests of those materially affected by our conduct, and our public benefit purpose, we believe that our public benefit corporation status could make it more difficult for another party to obtain control of us without maintaining our public benefit corporation status and purpose. While Delaware common law, as stated in Revlon, Inc. v. MacAndrews & Forbes Holdings, Inc., 506 A.2d 173 (Del. 1986), and related cases, may impose upon directors of a traditional corporation a duty to maximize short-term stockholder value in certain ‘sale of the company’ transactions, a public benefit corporation board’s decision-making would not be subject to those same constraints. Any of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our capital stock, and they could deter potential acquirers of our company, thereby reducing the likelihood that you would receive a premium for your shares of our Common Stock in an acquisition.

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

While not required by Delaware law or the terms of the Charter, we may elect to have our environmental, social and governance (“ESG”) performance assessed against ESG standards, including proprietary criteria established by independent non-profit organizations. For example, we may seek a Certified B Corporation certification. The requirements for these certifications may change over time. These standards may not be appropriately tailored to the legal requirements of publicly traded companies or to the operational requirements of larger companies. Additionally, our management team might have to spend significant time considering and meeting such certifications or such standards (including preparation of relevant applications and reports) and therefore will be spending less time on operating our business. Further, our reputation could be harmed if we obtain and then lose ESG certifications, whether by our choice or by our failure to meet certification requirements, or if that change in status were to create a perception that we are more focused on financial performance and are no longer as committed to the values shared by certifying organizations. Likewise, our reputation could be harmed if scores given to us by certifying organizations decline, since this might create a perception that we have slipped in our satisfaction of such standards. Similarly, our reputation could be harmed if we take actions that are perceived to be misaligned with our values.

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

While Delaware common law, as stated in Revlon, Inc. v. MacAndrews & Forbes Holdings, Inc., and related cases, may impose upon directors of a traditional corporation a duty to maximize short-term stockholder value in certain ‘sale of the company’ transactions, a public benefit corporation board’s decision-making would not be subject to those same constraints. Our Board could reject a bid to acquire GreenLight in favor of pursuing other stakeholder interests or the specified public benefit, to the detriment of stockholders. Consideration of these competing interests would not preclude our Board from accepting a bid that maximizes short-term stockholder value. Rather, our Board could weigh the merits of accepting the short-term value offered by a bid against other options that may generate greater long-term value or have other meaningful effects on those materially affected by our conduct or public benefit purpose and, if appropriate, could accept a bid that does not maximize short-term value.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Our principal facilities are located in the metropolitan area of Boston, Massachusetts, Rochester, New York, Durham, North Carolina and Spain. We lease all our facilities.

Our corporate headquarters is located in Lexington, Massachusetts, where we lease approximately 59,000 square feet of office and laboratory space. Our leases for this facility expires in June 2032.

Agricultural Manufacturing Facilities

Our manufacturing facilities for our dsRNA agricultural products are located in Rochester, New York. Our lease for this facility commenced in January 2020 and expires in March 2026. Our existing manufacturing operations occupy approximately 24,000 square feet and include two 2,000-liter bioreactors, one of which is operational with the second bioreactor expected to be brought online in the second quarter of 2023.

We estimate that we can currently produce 500 kg of dsRNA per year and that, when the second bioreactor is brought online, we could produce up to 1,000 kg of dsRNA per year. Packaging equipment would also be required. We estimate that the activation of the second bioreactor and packaging equipment would require an additional investment of approximately $1.4 million, of which $0.3 million had been incurred as of December 31, 2022. We are currently designing an expansion of our Rochester facility to increase our manufacturing capacity for agricultural use.

Agricultural Laboratory and Greenhouse

We currently lease approximately 63,000 square feet of laboratory, office and greenhouse space for our agricultural operations at our facility in Durham, North Carolina. Our lease for this facility commenced in December 2022 and expires in December 2033. We estimate that the total cost to build out the new facility will be approximately $13.0 million, pending final adjustments and has been incurred as of December 31, 2022. Approximately $7.6 million has been funded through a tenant incentive allowance provided to us by the Landlord.

In March 2022, the Company entered into a lease for land in Spain to enable agricultural research and development activities. The lease term expires in March 2042.

In December 2022, the Company entered into a lease for land in Colusa Country, California to enable it to conduct certain agricultural research and development activities. The lease term expires in December 2032.

Human Health Facilities

In March 2022, we leased approximately 59,000 square feet in Lexington, Massachusetts for research and development activities, including clean rooms for early-phase clinical material manufacturing for our human health program. Our lease for this facility commenced in May 2022 and expires in June 2032. We expect that the total cost to build out this facility, excluding GMP readiness, will be approximately $3.6 million, pending final adjustments and has been incurred as of December 31, 2022. We anticipate reestablishing our ability to produce GMP clinical trial material in Lexington in the second half of 2023.

We currently have approximately 69,000 square feet of office and lab space in Medford, Massachusetts and Woburn, Massachusetts. Approximately 52,000 square feet of office and lab space has a lease expiry of February 2024. The remaining 17,000 square feet of office and lab space in Medford has a lease expiry of February 2025. GreenLight is actively marketing for sublease approximately 55,000 of the lab and office space between these two locations.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Common Stock and the Public Warrants are listed on Nasdaq under the symbols “GRNA” and “GRNAW,” respectively. Prior to the consummation of the Business Combination, the ENVI Class A Common Stock, ENVI Units and ENVI Public Warrants were traded on Nasdaq under the symbols “ENVI,” “ENVIU” and “ENVIW,” respectively.

Holders

As of March 15, 2023, there were 131 holders of record of our Common Stock. The number of holders of record does not include “street name” holders or beneficial holders whose shares of Common Stock are held of record by banks, brokers and other financial institutions.

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

Use of Proceeds from the IPO

ENVI’s registration statement on Form S-1 (SEC File No. 333-251593) for its IPO was declared effective on January 13, 2021. Of total proceeds of $207.0 million, $250,000 was used to pay underwriting fees and expenses, and the remaining net proceeds of $206,750,000 were placed in the trust account (the “IPO Net Proceeds”). The underwriting fees and expenses were paid to ENVI’s qualified independent underwriter, selling group members and other third-party service providers unaffiliated with ENVI. For more information regarding the IPO and the trust account, see the Explanatory Note at the beginning of this Annual Report.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations of GreenLight Biosciences Holdings PBC and its consolidated subsidiaries should be read together with the Company’s audited consolidated financial statements, together with the related notes thereto, included elsewhere in this Annual Report on Form 10-K (this “Report”). This discussion contains forward-looking statements that involve numerous risks and uncertainties, including, but not limited to, those described under the heading “Risk Factors” in Item 1A of Part I of this Report. See “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this Report. All references to years, unless otherwise noted, refer to the Company’s fiscal years, which end on December 31. For purposes of this section, all references to “we,” “us,” “our,” “New GreenLight” or the “Company” refer to GreenLight Biosciences Holdings PBC and its consolidated subsidiaries.

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

Since our inception in 2008, we have devoted substantially all of our efforts and financial resources to conducting research and development activities for our programs, acquiring, in-licensing, and discovering product candidates, securing related intellectual property rights, raising capital, and organizing and staffing our company. We do not have any products approved for sale and have not generated any revenue from product sales. From our founding through December 31, 2022, we have funded our operations primarily through proceeds from the sale of our capital stock, the Business Combination (including the related PIPE financing), the Private Placement in August 2022, debt financings, the issuance of convertible notes and collaboration agreements.

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $167.1 million and $112.3 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, we had an accumulated deficit of $420.6 million and $253.6 million, respectively. Notwithstanding our corporate restructuring and realignment in October 2022, we expect to continue to incur significant expenses and operating losses as we pursue our remaining programs, particularly if and as we:

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

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. We expect to finance our operations through the sale of equity securities, debt financings or other capital sources, which may continue to include collaborations with other companies or other strategic transactions. The fundraising environment for early-stage biotechnology companies like ours continues to be extremely challenging, and we may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise sufficient capital or enter into such agreements or arrangements as and when needed, we may have to significantly delay, scale back, or discontinue the development and commercialization of one or more of our product candidates and delay or discontinue the pursuit of potential in-license or acquisition opportunities.

Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to further reduce or terminate our operations. The Company expects that its existing cash and cash equivalents of $68.1 million as of December 31, 2022 will last through the second quarter of 2023 but will not be sufficient to fund its operations for twelve months from the date these financial statements are issued. We are continuing to evaluate a range of additional opportunities to extend cash runway, including management of program spending, platform licensing collaborations and potential financing activities.

Macroeconomic Conditions

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, including in Europe, and record inflation. GreenLight’s business, financial condition and results of operations could be materially and adversely affected by any negative impact on the global economy and capital markets resulting from these global economic conditions, particularly if such conditions are prolonged or worsen.

Economic uncertainty in various global markets, including the U.S. and Europe, caused by political instability and conflict and economic challenges caused by the ongoing COVID-19 pandemic, have led to market disruptions, including significant volatility in commodity prices, credit and capital market instability and supply chain interruptions, which have caused record inflation globally. While we recognize that the United States public health emergency for Covid is planned to end in May 2023, the full impact of the ongoing COVID-19 pandemic to date and current macroeconomic conditions, including changes in inflation, interest rates and overall economic conditions and uncertainties on our business, operations and product development timelines and plans remains uncertain, and will depend on certain developments, including its impact on our field trial completion, clinical trial initiation and enrollment, trial sites, contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel.

While we are experiencing limited financial and operational impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with these macroeconomic conditions, including potential uncertainty with the stability of banks and other financial institutes in light of the Silicon Valley Bank closure in March 2023, it is impossible to predict the extent to which GreenLight’s operations will be impacted in the short and long term, or the ways in which such instability could impact our business and results of operations. The extent and duration of these market disruptions, whether as a result of the military conflict between Russia and Ukraine, geopolitical tensions, record inflation or otherwise, are impossible to predict, but could be substantial. Furthermore, the impacts from the COVID-19 pandemic have resulted and will likely continue to result in significant disruptions to the global economy and capital markets around the world. GreenLight cannot predict the future progression or full impact of the outbreak and its effects on GreenLight’s business and operations. We continue to closely monitor the global economic and geopolitical conditions as we evolve our business continuity plans, clinical development plans and response strategy.

Recent Developments

Human Health Programs

COVID-19 Vaccine Program

As previously announced, GreenLight received approval from the Rwanda Food and Drugs Authority (Rwanda FDA) to initiate a Phase I/II study of its GLB-CoV2-043 (monovalent) vaccine booster candidate in February 2023. However, given the global shift in the standard of care for COVID-19 vaccination to the Wuhan/Omicron bivalent vaccine and new availability of the bivalent vaccine in Rwanda, GreenLight has decided to update its clinical strategy to proceed with its pan-sarbecovirus vaccine candidate instead of the GLB-COV2-043 (monovalent) vaccine candidate as originally planned. GreenLight is accelerating the development of its pan-sarbecovirus vaccine candidate, which is designed to provide broader coverage against current circulating and future emerging variants of SARS-CoV-2 and support future pandemic preparedness and is planning a follow-up filing on this candidate to the Rwanda FDA and the Rwanda National Ethics Committee (RNEC). GreenLight will be working expeditiously and closely with its Rwandan partners to advance these efforts over the coming months and is also starting conversations with potential partners in other countries that have expressed interest in supporting the clinical development of a broader pan-sarbecovirus vaccine. GreenLight Biosciences has completed the design and in vitro selection of the pan-sarbecovirus vaccine candidates and is currently evaluating them in animal studies for subsequent progression to clinical development subject to those study results.

Shingles Vaccine Program

GreenLight has selected a lead candidate to progress towards clinical development after evaluation of multiple antigen designs and formulations in animal studies. Based on immunological response evaluations in pre-clinical studies of three potential candidates, the pre-clinical data from these studies showed that the lead vaccine candidate: (a) induced antibody levels similar to comparator vaccine (current standard of care), (b) was more potent than comparator vaccine at inducing strong cellular immune response, and (c) maintained memory B and T cells responses at levels similar to comparator vaccine, 3 months after vaccine candidate administration, demonstrating durability of the immune response. The Serum Institute of India Private Limited (SIIPL) will be responsible for the clinical development, manufacturing, and commercialization of the vaccine candidate in lower- and middle- income countries under its license agreement with GreenLight while GreenLight retains the clinical development, manufacturing, and commercial rights in the developed world. We are in active discussions with SIIPL regarding potential plans forward for this vaccine candidate.

Plant Health Programs

Colorado Potato Beetle Program - CalanthaTM

Subject to receiving regulatory approval and applicable state registrations in the US, we anticipate and are in active preparations for commercial launch prior to the end of 2023. As part of this effort, we are in active discussions with territory-relevant distributors across the US as potential partners to support our planned commercial launch. Furthermore, we are planning to submit CalanthaTM for regulatory approval in the EU, UK, Mexico, Canada and Ukraine.

Varroa Mite Program

In February 2023, GreenLight submitted a registration dossier to the EPA for our RNA solution that targets the varroa destructor mite, which threatens the role of honeybees in pollinating more than 100 crops annually. We are also planning to submit this solution for regulatory approval in Canada, New Zealand, the EU, and UK, with other potential territories under consideration. As previously described, our field trial data has shown that there are >40% fewer Varroa destructor mites at 12 and 18 weeks in hives compared with a leading chemical control product and with higher hive survival rates compared to the chemical control. Through our ongoing mode of action studies with Victoria University of Wellington (NZ), data shows that the average number of mite offspring decreased approximately 95% compared to control with no detectable negative impact on the growth and development of juvenile bees. Furthermore, our 2022 trials showed that our varroa mite solution used in spring and fall will more than double the rate of hive survival compared to not treating for varroa mite.

Multitarget Solutions

GreenLight is expanding certain dsRNA-based fungal, insecticide, and acaricide programs into solutions that are designed to address multiple targets.

Powdery Mildew Complex

A complex of diseases that impacts a wide range of crops and plants consisting of multiple species that are slightly genetically diverse. GreenLight has further developed its powdery mildew solution by modifying our lead sequence to enable potential control of multiple targets (i.e. cucurbits PM, cereal PM, and ornamentals PM in addition to original target of vine PM). Our field trials have demonstrated that sprayed unformulated (naked) dsRNA decreases disease severity in grapes and performed similarly to the biological standard in field trials. In a similar field trial on zucchini, data showed that our naked dsRNA sequences performed well but inferior to field trial standards. However, when formulated with adjuvants, our trial results showed that our formulated dsRNA provided a larger reduction in disease severity compared to the industry standard. We are targeting the first regulatory submission of our powdery mildew program in 2024 in the US.

Gray Mold +

Gray mold is a disease that impacts a wide range of crops and plants. GreenLight has modified its lead sequences to add additional target species (i.e. sclerotinia sclerotiorum in addition to original target of botrytis cinerea as described above). Data from recent field trials show that dsRNA can provide multi-species control with commercially relevant spray intervals and naked dsRNA applied on snap beans performed similar to the chemical standard. We are targeting our first regulatory submission of our gray mold program for 2025.

Systemic Delivery

We are in the very early stages of development of potential systemic delivery solutions. Through data from early experiments and subsequent field trial studies conducted last year, GreenLight has demonstrated stability of RNA through a standard seed treatment process and dsRNA delivery into plants, showing decreased fusarium disease severity in lettuce seed treatment field trials across two locations and three lettuce varieties and very preliminary indications of herbicidal activity.

Business Combination and Public Company Costs

On August 9, 2021, the Company and Merger Sub entered into the Business Combination Agreement with GreenLight Biosciences, Inc. (the "Business Combination Agreement" and the transactions contemplated by the Business Combination Agreement, the "Business Combination"). On February 2, 2022, the Business Combination was consummated, pursuant to which Merger Sub merged with and into GreenLight Biosciences, Inc., with GreenLight Biosciences, Inc. surviving the Merger as a wholly owned subsidiary of the Company. On February 2, 2022, in connection with the consummation of the Merger, the Company changed its name to GreenLight Biosciences Holdings, PBC and became a public benefit corporation.

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

Financial Overview

Components of Our Results of Operations

Revenue

For the year ended December 31, 2022, we have not recognized any revenue from product sales. If our development efforts for our product candidates are successful and result in regulatory approval, or license agreements with third parties, we may generate revenue in the future from product sales or license agreements. However, there can be no assurance as to when we will generate such revenue, if at all.

License and Collaboration Revenue

License revenue is related to our license agreement with Serum Institute of India Private Limited (“SIIPL”) which was entered into in March 2022, pursuant to which the Company granted SIIPL an exclusive, sub-licensable, royalty-bearing license to use the Company’s proprietary technology platform to develop, manufacture and commercialize up to three mRNA products. The first licensed product target will be a shingles product target, and SIIPL has an option to select the additional two licensed product targets through the end of 2024. Under the terms of the Agreement with SIIPL, the Company will provide research services related to the shingles product target to develop a “proof of concept” and will provide manufacturing technology transfer services. In addition, GreenLight retains the option to purchase research and clinical trial data, developed by SIIPL, for 50% of the cost of the research studies and clinical trials for use in the Company’s own development.

Pursuant to the License Agreement, SIIPL will pay the Company an upfront license fee of $5.0 million, as well as payments upon additional target selection and reservation of exclusivity. The Company may receive up to a total of an additional $17.0 million in development, regulatory and commercial (net sales) based milestone payments across all three product targets, as well as manufacturing technology transfer payments up to $10.0 million. SIIPL shall pay royalty payments in the mid-double digits, based on the net sales of products resulting from the licensed technology for the term of the License Agreement. The License Agreement shall terminate on a product-by-product and country-by-country basis on the later of the expiration of the patent rights owned by the Company or the tenth anniversary of the first commercial sale of the applicable product(s) in the applicable country. For the year ended December 31, 2022, we recognized $6.4 million of revenue primarily related to the delivery of IP and research services, which includes manufacturing technology transfer services.

Grant Revenue

In July 2020, we entered into a grant agreement with the Bill & Melinda Gates Foundation to advance research in in vivo gene therapy for sickle cell disease and to explore new, low-cost capabilities for the in vivo functional cure of sickle cell and/or durable suppression of HIV in developing countries. We were approved to receive a grant of $3.3 million in the aggregate. As of December 31, 2022, we had received the entire grant amount. The grant agreement provides for payments to reimburse qualifying costs, including general and administrative costs, incurred to perform our obligations under the agreement. Revenue from this grant agreement is recognized as the qualifying costs related to the grant are incurred, and any amounts received in excess of revenue recognized are initially recorded as deferred revenue on our consolidated balance sheets and later recognized as revenue when qualified costs are incurred. The revenue recognized through December 31, 2022 under the grant was related to qualifying research and development expenditures that we incurred. As previously announced, we paused work on our gene therapy program for sickle cell disease, and as a result, we ceased any ongoing research work under the Gates Grant and are in the process of closing out all related activities. We are in the process of delivering the final report to the Gates Foundation and returning any remaining unused funds to the Gates Foundation.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts and the development of our product candidates. We expense research and development costs as incurred. These expenses include:

Program expenses:

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

Personnel expenses:

•
employee-related expenses, including salaries, bonuses, benefits, stock-based compensation, and other related costs for employees involved in research and development efforts;

Facilities and other expenses:

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

We anticipate that our general and administrative expenses will increase commensurate with future commercialization of our products and expansion of research collaboration work. We also have incurred significantly increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company.

Other (Expense) Income, Net

Other (expense) income, net consists of interest income, interest expense and any change in the fair value of our warrant liabilities.

Other Income, net

Other income, net primarily consists of income earned in connection with our investments in money market funds.

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

Provision for Income Taxes

Our income tax provision consists of an estimate for U.S. federal, state and foreign income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law. The Company has a provision for income taxes for the year ended December 31, 2022, related to the foreign withholding taxes on payments made by SIIPL, pursuant to the research and collaboration agreement. There is no provision for U.S. federal and state income taxes for the year ended December 31, 2021, as we have historically incurred net operating losses, and expect to continue to generate net operating losses. Based on this history of net operating losses, we also maintain a full valuation allowance against our U.S. federal and state deferred tax assets.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021:

	YEARS ENDED DECEMBER 31,		INCREASE /
	2022	2021	(DECREASE)
	($ in thousands)
License and collaboration revenue	$6,384	$—	$6,384
Grant revenue	396	1,595	(1,199)
Total revenue	6,780	1,595	5,185
Operating expenses:
Research and development	133,810	89,832	43,978
General and administrative	35,930	20,321	15,609
Restructuring expenses	959	—	959
Total operating expenses	170,699	110,153	60,546
Loss from operations	(163,919)	(108,558)	(55,361)
Other income (expenses):
Other income, net	895	37	858
Interest expense	(4,123)	(2,419)	(1,704)
Change in fair value of warrant liability	1,184	(1,370)	2,554
Total other expense, net	(2,044)	(3,752)	1,708
Net loss before income tax	(165,963)	(112,310)	(53,653)
Income tax expense	1,092	—	1,092
Net loss	$(167,055)	$(112,310)	$(54,745)

License and Collaboration Revenue

For the year ended December 31, 2022, we recognized $6.4 million of revenue from our license agreement with SIIPL primarily related to the delivery of IP and research services, which includes manufacturing technology transfer services. As the license and collaboration agreement was executed in March 2022, we did not recognize any revenue under this agreement for the year ended December 31, 2021.

Grant Revenue

Grant revenue was $0.4 million for the year ended December 31, 2022, compared to grant revenue of $1.6 million for the year ended December 31, 2021. All of our grant revenue is derived from a grant made by the Bill & Melinda Gates Foundation in July 2020. The decrease in grant revenue is due to a decrease of costs incurred under this grant.

Research and Development Expenses

	YEARS ENDED DECEMBER 31,		INCREASE /
	2022	2021	(DECREASE)
	($ in thousands)
Program expense	$57,143	$36,323	$20,820
Personnel costs	48,875	35,844	13,031
Other	27,792	17,665	10,127
Total research and development expenses	$133,810	$89,832	$43,978

Research and development expense was $133.8 million for the year ended December 31, 2022, compared to $89.8 million for the year ended December 31, 2021. The increase of $44.0 million resulted primarily from increased program costs related to commercial-scale engineering run, specifically costs of approximately $17.7 million related to research and development materials, manufacturing and service fees supporting the commercial-scale engineering run, pre-clinical trial activities and personnel expenses, as well as facilities costs such as rent and depreciation expenses.

Our headcount supporting research and development activities increased, which generated additional personnel-related costs of $13.0 million. Other research and development costs increased by approximately $10.1 million, primarily related to a $7.6 million increase in rental expense as we expanded our footprints and entered into multiple leases during 2022 and 2021, and an increase of $2.4 million in depreciation expense due to an increase in capitalized expenditures for lab equipment and lab space leasehold improvements.

General and Administrative Expenses

General and administrative expense was $35.9 million for the year ended December 31, 2022, compared to $20.3 million for the year ended December 31, 2021. The increase of $15.6 million was primarily due to an increase of $5.8 million in personnel-related costs in general and administrative functions, which resulted from increased headcount supporting general and administrative activities; a $4.6 million increase in professional services fees to support the Business Combination Agreement and costs associated with being a publicly traded company; a $3.2 million increase in insurance for directors and officers coverage; and an increase of $0.9 million related to facilities as we expanded our footprints and entered into multiple leases during 2022 and 2021.

Restructuring Expenses

Restructuring expense was $1.0 million for the year ended December 31, 2022, primarily related to severance benefits. This was a result of a restructuring plan to realign operating costs to better focus on near-term value drivers announced in October 2022.

Other Income, net

For the year ended December 31, 2022, other income was $0.9 million for the year ended December 31, 2022 compared to $37 thousand for the year ended December 31, 2021. This increase was driven by an increase in our cash and cash equivalents due to capital raises in 2022 and an increase in the interest rate yield on our cash and cash equivalents.

Interest Expense

Interest expense was $4.1 million for the year ended December 31, 2022, compared to $2.4 million for the year ended December 31, 2021. The increase of $1.7 million is primarily related to interest accrued on the various loan agreements we entered into during the second half of 2021 as well as increases in interest rates on our variable rate debt throughout 2022.

Change in Fair Value of Warrant Liabilities

Other income attributable to the change in fair value of warrant liabilities was $1.2 million for the year ended December 31, 2022, compared to an expense of $1.4 million for the year ended December 31, 2021. The entire decrease of $2.6 million in the fair value of our warrant liabilities was due to the decrease in the fair value of the private placement warrants driven by a decrease in our stock price during 2022.

Income Tax Expense

For the year ended December 31, 2022, income tax expense was $1.1 million for the year ended December 31, 2022 related to foreign withholding tax from the Agreement with SIIPL. There was no income tax expense recorded for the year ended December 31, 2021.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have generated recurring net losses. We do not have any products approved for sale and have not yet commercialized any product. Since our inception, we have funded our operations primarily through proceeds from the issuance of capital stock and to a lesser extent through debt financings, the issuance of convertible notes, and collaboration agreements. From our founding through December 31, 2022, we have raised proceeds from the sale of our capital stock, the Business Combination (including the related PIPE financing), the August 2022 PIPE Financing, and from the issuance of debt and convertible notes. As of December 31, 2022, we had cash and cash equivalents of $68.1 million.

Private Placement and Securities Subscription Agreement

On August 11, 2022, we entered into Securities Subscription Agreements (the “August 2022 PIPE Subscription Agreements”) with certain institutional accredited investors (collectively, the “August 2022 PIPE Investors”), providing for the sale by us of 27,640,301 shares (the “August 2022 PIPE Shares”) of our Common Stock at a purchase price of $3.92 per share, in a private placement (the “August 2022 PIPE Financing” and together with the February 2022 PIPE Financing, the "PIPE Financings"). The August 2022 PIPE Shares were issued (the “Closing”) simultaneously with the execution and delivery of the August 2022 PIPE Subscription Agreements. The aggregate gross proceeds for the Private Placement were approximately $108.3 million. The gross proceeds do not reflect transaction costs of $2.3 million. We intend to use the net proceeds from the August 2022 PIPE Financing to fund ongoing clinical development and commercialization of our existing product pipeline.

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

Accrued interest is payable monthly. Under the terms of our agreement, this loan accrues interest at a floating rate per annum equal to the one-month prime rate as reported in the Wall Street Journal on a date that is 5 business days prior to the funding date of the Loan plus 5.75%. The principal of each term loan must be repaid in equal monthly installments beginning February 1, 2023, with a scheduled final maturity date of July 1, 2025. We may prepay the term loans in full, but not in part, without premium or penalty, other than a premium equal to (i) 3% of the principal amount of any prepayment made within 12 months after the applicable funding date, (ii) 2% of the principal amount of any prepayment made between 12 and 24 months after the applicable funding date and (iii) 1% of the principal amount of any prepayment made more than 24 months after the applicable funding date. On the earlier of the scheduled final maturity date and the prepayment in full of the term loans, we must pay a final payment fee equal to 3.0% of the original principal amount of the funded term loans.

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

The loan and security agreement with SVB contains customary affirmative and negative covenants (including the obligation to maintain all of its cash in accounts at SVB, including at all times amounts sufficient to repay all loan obligations, which if not met constitute an event of default under the agreement) and customary events of default; it does not contain a financial covenant. We granted a first-priority, perfected security interest in substantially all of our present and future personal property and assets, excluding intellectual property, to secure our obligations to SVB.

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

On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver and SVB was subsequently transferred into a new entity, Silicon Valley Bridge Bank, N.A (“SVB Bridge Bank”).

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

Funding Future Operations; Going Concern

The Company estimates that its existing cash and cash equivalents of $68.1 million as of December 31, 2022 will last through the second quarter of 2023 but will not be sufficient to fund its operations for twelve months from the date these financial statements are issued. As a result, there is substantial doubt about our ability to continue as a going concern for at least one year from the date of issuance of these financial statements, as discussed in Note 1 - Nature of Business and Basis of Presentation of the notes to our consolidated financial statements as of December 31, 2022 and for the year ended December 31, 2022, included elsewhere herein.

Based on our existing cash and cash equivalents, we are evaluating a range of opportunities to extend cash runway, including management of program spending, platform licensing collaborations and potential financing activities.

We expect to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through preclinical and clinical development and field trials, seek regulatory approval, and pursue commercialization of any approved product candidates. We anticipate that our general and administrative expenses will increase commensurate with future commercialization of our products and expansion of research collaboration work. In addition, in light of the completion of the Business Combination, we have incurred and expect to incur continuing costs associated with operating as a public company. Because of the numerous risks and uncertainties associated with research, development, and commercialization of our product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future capital requirements will depend on many factors, including:

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	YEARS ENDED DECEMBER 31,		INCREASE /
	2022	2021	(DECREASE)
	($ in thousands)
Net cash (used in) operating activities	$(136,731)	$(91,832)	$(44,899)
Net cash (used in) investing activities	(26,510)	(15,039)	(11,471)
Net cash provided by financing activities	200,851	43,531	157,320
Net increase (decrease) in cash, cash equivalents and restricted cash	$37,610	$(63,340)	$100,950

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

During 2022, net cash used in operating activities was $136.7 million of cash, primarily resulting from our net loss of $167.1 million, adjusted for non-cash items and the effect of changes in operating assets and liabilities. Non-cash adjustments primarily include stock-based compensation expense of $8.8 million, depreciation and amortization expense of $8.1 million, and non-cash lease expense of $5.6 million; offset by a change in the fair value of our warrant liabilities of $1.2 million. Net cash used by changes in our operating assets and liabilities consisted primarily of a $6.6 million decrease in accounts payable, an increase of $12.9 million in accrued expenses, lease liabilities and other liabilities, a $1.5 million increase in prepaid expenses, other current assets and other non-current assets, partially offset by an increase in deferred revenue of $3.6 million. The decrease in accounts payable is related to timing of vendor invoicing and payments. The increase in accrued expenses, lease liabilities and other liabilities and prepaid expenses and other assets was due to our increased level of research collaborations and manufacturing development activities related to our product candidates. The increase in deferred revenue was due to our license agreement we entered into with SIIPL in 2022.

During 2021, net cash used in operating activities was $91.8 million. Net cash used in operating activities consists of net loss of $112.3 million, adjusted for non-cash items and the effect of changes in operating assets and liabilities. Non-cash adjustments primarily include depreciation and amortization expense of $5.8 million, stock-based compensation of $2.0 million, change in fair value of warrant liabilities of $1.4 million, and non-cash interest expense of $0.8 million. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2021, consisted of a $11.9 million increase in accounts payable and other current liabilities, partially offset by a $0.9 million increase in prepaid expenses, other current assets and other non-current assets. The increase in accounts payable and other liabilities related to the timing of vendor invoicing and payments. The increase in prepaid expenses, other current assets and other non-current assets was primarily due to our increased level of research collaborations and manufacturing development activities related to our product candidates.

Investing Activities

During 2022, investing activities used $26.5 million of cash, consisting primarily of purchases of property and equipment, of which a substantial majority related to laboratory and facilities improvements in Durham, North Carolina and Lexington, Massachusetts as well as purchases of laboratory equipment and facilities improvements for our manufacturing facility in Rochester, New York.

During 2021, investing activities used $15.0 million of cash consisting of purchases of property and equipment, of which a substantial majority related to purchases of laboratory equipment and facilities improvements for our manufacturing plant in

Rochester, New York, construction of cleanrooms and preclinical manufacturing capacity in our facility in Burlington, Massachusetts, and laboratory construction in our facility in Woburn, Massachusetts.

Financing Activities

During 2022, financing activities provided $200.9 million of cash, consisting primarily of $106.0 million of net proceeds raised in the August 2022 PIPE financing, $78.5 million of net proceeds from the Business Combination, net of transaction costs, $21.8 million in proceeds from issuance of convertible debt from PIPE Investors, and $1.2 million of proceeds from the exercise of public warrants, which were partially offset by $7.2 million of repayments on our debt and finance lease obligations.

During 2021, financing activities provided $43.5 million of cash, consisting primarily of $24.9 million of net proceeds from secured term loans, $13.5 million of net proceeds from convertible debt issuances, and net proceeds of $10.4 million from a new secured debt agreement, partially offset by $2.9 million of deferred offering costs, $1.8 million of repayments on our secured debt, and $0.6 million of payments related to our capital lease obligations.

Contractual Obligations and Commitments

Operating Lease Obligations

We have non-cancelable operating lease obligations, consisting primarily of lease payment obligations for our facilities, including our headquarters in Lexington, Massachusetts, comprised of office and laboratory space; office, laboratory and greenhouse space in Durham, North Carolina; laboratory and office space in Medford and Woburn, Massachusetts; our manufacturing facilities in Rochester, New York; and farm land located in Spain. The leases for these facilities expire on various dates through 2042, unless extended.

In March 2022, the Company entered into a lease for new office, laboratory and clean room space in Lexington, Massachusetts, which commenced in May 2022. The lease term expires in July 2033. The base rent for this lease is approximately $3.9 million per year, subject to a 3% increase each year.

In March 2022, the Company entered into a lease for land in Spain. The lease term expires in March 2042. The base rent for this lease is approximately $0.1 million per year.

In June 2022, we terminated our lease for manufacturing clean rooms in Burlington, Massachusetts.

In December 2022, the Company entered into a lease for farm land located in Colusa County, California, which commences in January 2023. The lease term expires in December 2032. The base rent for this lease is approximately $0.1 million per year, subject to annual increases based on the consumer price index beginning on January 1, 2024.

See Note 16, Leases, of the notes to our consolidated financial statements for the years ended December 31, 2022 and 2021, for further information on our operating lease obligations.

Purchase Obligations

In the normal course of business, we enter into contracts with third parties for field trials, preclinical studies and research and development supplies. These contracts generally do not contain minimum purchase commitments and provide for termination on notice, and therefore are cancellable contracts.

License Agreement Obligations

In December 2020, we entered into an assignment and license agreement with Bayer CropScience LLP (“Bayer”) under which we may be obligated to make milestone and royalty payments. These payment obligations are contingent upon future events, such as achieving certain development, regulatory, and commercial milestones or generating product sales. The timing of these events is uncertain; accordingly, we cannot predict the period during which these payments may become due. We have agreed to pay up to $2.0 million in milestone payments under this assignment and license agreement when certain development milestones are met. The Company assessed the milestones for the year ended December 31, 2022 and concluded no such milestone payments were deemed probable nor due.

In August 2020, we entered into a license agreement with Acuitas Therapeutics, Inc. (“Acuitas”) under which we are obligated to make potential milestone payments, royalty payments, or both. These payment obligations are contingent upon future events, such as achieving certain clinical and regulatory milestones and generating product sales. Such payments are dependent upon the development of products using the intellectual property licensed under the agreements and are contingent upon the occurrence of future events. The potential clinical and regulatory milestone payments that Acuitas is entitled to receive is in the low double-digit millions for the first option exercised. With respect to the sale of each licensed products, the Company is also obligated to pay Acuitas royalties in the low single digit percentages on net sales of the licensed products by the Company and its affiliates and sublicensees in a given country until the last to occur, in such country, of (i) the expiration or abandonment of all licensed patent rights covering the licensed product, (ii) expiration of any regulatory exclusivity for the licensed product, or (iii) ten years from the first commercial sale of the licensed product. For the year ended December 31, 2022, none of these events were deemed probable and hence no expenses were recorded.

Debt Obligations

See Note 10, Debt, of the notes to our consolidated financial statements included elsewhere in this filing for further information on our future debt repayment obligations.

Manufacturing Commitments and Obligations

In November 2021, we engaged Samsung Biologics Co., Ltd. (“Samsung”) as a contract development and manufacturing organization for scale up and commercial scale production of our mRNA COVID-19 vaccine pursuant to a Master Services Agreement and a Product Specific Agreement with Samsung (collectively, the “Samsung Agreements”). Pursuant to the Samsung Agreements, we must, among other things, (a) pay Samsung service fees for its pharmaceutical development and manufacturing services, (b) purchase certain minimum quantities of drug products, and (c) pay Samsung, on a minimum take-or-pay basis for each year under the agreement, for our minimum purchase commitments, as determined under the terms of the Samsung Agreements. Based on our minimum purchase commitments, we expect to pay Samsung a minimum of approximately $8.8 million in service fees under the Samsung Agreements, excluding the cost of raw materials. For the year ended December 31, 2022, the Company has incurred approximately $5.9 million in costs under this service agreement. Based on our current schedule, we expect to incur the remainder of the costs throughout 2023.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions. On a recurring basis, we evaluate our judgments and estimates in light of changes in circumstances, facts, and experience. The effects of material revisions in an estimate, if any, will be reflected in the consolidated financial statements prospectively from the date of the change in the estimate.

We believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

License and Collaboration Revenue

In March 2022, we entered into a License Agreement (the “Agreement”) with Serum Institute of India Private Limited (“SIIPL”), pursuant to which we granted SIIPL an exclusive, sub-licensable, royalty-bearing license to use our proprietary technology platform to develop, manufacture and commercialize up to three mRNA products in all territories other than the United States, the 27 member states of the European Union, the United Kingdom, Australia, Japan, New Zealand, Canada, South Korea, China, Hong Kong, Macau, and Taiwan (the “SIIPL Territory”). The first licensed product target will be a shingles product target, and SIIPL has an option to select the additional two licensed product targets through the end of 2024. Under the terms of the Agreement with SIIPL, we will provide research services related to the shingles product target to develop a “proof of concept” and will provide manufacturing technology transfer services. In addition, we retain the option to purchase research and clinical trial data, developed by SIIPL, for 50% of the cost of the research studies and clinical trials for use in our own development.

SIIPL is responsible for the development, formulation, filling and finishing, registration and commercialization of the products in the SIIPL Territory, subject to oversight from a joint steering committee composed of representatives of us and SIIPL. SIIPL will use commercially reasonable efforts to develop and obtain regulatory approval for the products in the countries in the SIIPL Territory. The License Agreement includes terms customary in the industry for provisions related to sublicensing, intellectual property, and termination, and customary representations and warranties of GreenLight and SIIPL, along with certain customary covenants, including confidentiality, limitation of liability and indemnity provisions.

Pursuant to the License Agreement, SIIPL will pay us an upfront license fee of $5.0 million, as well as payments upon additional target selection and reservation of exclusivity. We may receive up to a total of an additional $17.0 million in development, regulatory and commercial (net sales) based milestone payments across all three product targets, as well as manufacturing technology transfer payments up to $10.0 million. SIIPL shall pay royalty payments in the mid-double digits, based on the net sales of products resulting from the licensed technology for the term of the License Agreement. The License Agreement shall terminate on a product-by-product and country-by-country basis on the later of the expiration of the patent rights owned by us or the tenth anniversary of the first commercial sale of the applicable product(s) in the applicable country.

We have determined that the Agreement falls within the scope of ASC 606, Revenue Recognition, ("ASC 606") as it includes a customer-vendor relationship as defined by ASC 606 and thus represents a contract with a customer. We have determined that the license of IP granted is not distinct from the research services, which includes manufacturing technology transfer services, and thus should be combined. The Agreement contains a single performance obligation for the combined License of IP and research services. Revenue from the contract will be recognized over time, using an input-method based on labor costs as a percentage of total expected labor costs. We use key assumptions in recognizing revenue, which include estimated development timelines, actual internal and external costs incurred, estimated costs to be incurred, and probabilities of technical success.

Research and Development Expense

We have committed significant resources into the research and development of our product candidates and intend to continue to do so for the foreseeable future. Research and development expenses are generally expensed as incurred.

Research and development expenses are comprised of costs incurred in performing research and development activities, including salary, benefits, share-based compensation, and other employee-related expenses; laboratory supplies and other direct expenses; facilities expenses; third-party contractual costs relating to nonclinical studies and clinical trial activities and related contract manufacturing expenses, development of manufacturing processes and other outside expenses.

Clinical trial expenses include expenses associated with contract research organizations, or CROs. The invoicing from CROs for services rendered can lag several months. We accrue the cost of services rendered in connection with CRO activities based on our estimate of site management, monitoring costs, project management costs, and investigator fees. We maintain regular communication with our CRO vendors to gauge the reasonableness of our estimates. We make estimates of our clinical trial accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us. If timelines or contracts are modified based upon changes in the clinical trial protocol or scope of work to be performed, we assess our estimates of accrued expenses accordingly. Differences between actual clinical trial expenses and estimated clinical trial expenses recorded have not been material and are adjusted for in the period in which they become known. However, if we incorrectly estimate activity levels associated with the CRO services at a given point in time, we could be required to record material adjustments in future periods.

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

The fair value of our stock option awards is estimated using a Black-Scholes option-pricing model that uses the following inputs: (1) fair value of our Common Stock, (2) assumptions we make for the expected volatility of our common stock, (3) the expected term of our stock option awards, (4) the risk-free interest rate for a period that approximates the expected term of our stock option awards, and (5) our expected dividend yield, if any. The computation of expected volatility is based on an average historical share price volatility based on an analysis of reported data for a peer group of comparable publicly traded companies, which were selected based upon industry similarities. However, these estimates are neither predictive nor indicative of the future performance of the our stock. Due to our limited operating history and a lack of company specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of stock of companies within our defined peer group. The interest rate for periods within the expected term of the award is based on the U.S. Treasury risk-free interest rate in effect at the time of grant.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recently Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is provided in Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements appearing elsewhere herein.

We adopted ASC 842 during the quarter ended December 31, 2022, with an effective date of January 1, 2022, using the modified retrospective approach and utilizing the effective date as its date of initial application. As a result, prior period financial statements continue to be presented in accordance with ASC 840. The Company used the optional transition method to the modified retrospective approach in which Topic 842 will not be applied to comparative periods presented and incremental disclosures are not required for periods before the Company’s adoption of Topic 842. As a result of implementing this guidance, the Company recorded a right-of-use asset of $15.2 million and an operating lease liability of $15.9 million, respectively, as of January 1, 2022 and also derecognized total deferred rent liabilities and unamortized lease incentives of $0.7 million that existed as of December 31, 2021 on the Company's Balance Sheets.

Emerging Growth Company and Smaller Reporting Company Status

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective, have not filed and not withdrawn a Securities Act registration statement that has not become effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, The Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company's financial statements with certain other public companies difficult or impossible because of the potential differences in accounting standards used.

The Company will remain an emerging growth company until the earlier of: (i) the last day of the fiscal year (a) following the fifth anniversary of the closing of ENVI’s initial public offering, (b) in which the Company has total annual gross revenue of at least $1.235 billion, or (c) in which the Company is deemed to be a large accelerated filer, which means the market value of its common equity that is held by non-affiliates exceeds $700 million as of the last business day of its most recently completed second fiscal quarter; and (ii) the date on which the Company has issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” have the meaning associated with it in the JOBS Act.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to certain market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.

Interest Rate Risk

As of December 31, 2022 and 2021, we had cash and cash equivalents which consisted of cash and money market funds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

We have exposure to interest rate risk from our variable rate debt. We do not hedge our exposure to changes in interest rates. As of December 31, 2022, we had $22.0 million in variable rate debt outstanding. A 10% change in interest rates would have an immaterial impact on annualized interest expense.

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

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the independent registered public accounting firm report thereon, appear beginning on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Due to the material weaknesses identified as of December 31, 2021, two of which remain unremediated as of December 31, 2022, which are disclosed in Management's Annual Report on Internal Control Over Financial Reporting, the CEO and the CFO concluded that the disclosure controls were not effective, to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and were not effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as a process designed by, or under the supervision of, the Company's Chief Executive Officer and Chief Financial Officer and effected by the Company's Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•
pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2022. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission, (“COSO”). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022, due to unremediated material weakness in our internal control over financial reporting which are as follows:

•
The failure to maintain a sufficient complement of personnel in its accounting and reporting department to ensure adequate segregation of duties such that appropriate review and monitoring of its financial records are executed.
•
The failure to design and implement adequate information systems controls including access and change management controls.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Other than the remediated material weakness related to the failure of the Company to maintain a sufficient complement of accounting and financial reporting resources commensurate with the Company’s financial reporting requirements, there was no change in our internal controls over financial reporting during the quarter ended December 31, 2022, identified in connection with the evaluation required by Rules 13a‑15(d) and 15d‑15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan

We are committed and are taking steps necessary to remediate the control deficiencies that constituted the above material weaknesses by implementing changes to our internal control over financial reporting. During the year ended December 31, 2022, we made the following enhancements to our control environment including the following:

•
We implemented a new ERP system with defined user roles to ensure proper segregation of duties within our accounting systems which will provide a stronger internal control infrastructure for financial reporting and for our internal control procedures;
•
We engaged internal control consultants to assist us in performing a financial reporting risk assessment as well as identifying and designing our system of internal controls necessary to mitigate the risks identified;

Our remediation activities are continuing in 2023. In addition to the above activities, we expect to engage in additional activities including:

•
Identify and document the remaining controls needed to mitigate the risks identified in our comprehensive risk assessment of our financial reporting processes; and
•
Perform routine testing of the operating effectiveness of the identified controls over financial reporting including general IT controls.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Item 9B. Other Information.

On March 23, 2023, the Company received a deficiency letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying the Company that, for the last 30 consecutive business days, the bid price for the Company’s Common Stock had closed below the $1.00 per share minimum bid price requirement for continued inclusion on the Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Requirement”).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A) (the “Compliance Period Rule”), the Company has been provided a period of 180 calendar days, or until September 18, 2023 (the “Compliance Date”), to regain compliance with the Bid Price Requirement. If, at any time before the Compliance Date, the bid price for the Common Stock closes at $1.00 or more for a minimum of 10 consecutive business days as required under the Compliance Period Rule (unless the Staff exercises its discretion to extend this ten-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H)), the Staff will provide written notification to the Company that it has regained compliance with the Bid Price Requirement.

If the Company does not regain compliance with the Bid Price Requirement by the Compliance Date, the Company may be eligible for an additional 180 calendar day compliance period. To qualify, the Company would need to transfer the listing of the Common Stock to the Nasdaq Capital Market, provided that it meets the continued listing requirement for the market value of publicly held shares and all other initial listing standards, with the exception of the Bid Price Requirement. To effect such a transfer, the Company would also need to pay an application fee to Nasdaq and will need to provide written notice to the Staff of its intention to cure the deficiency during the additional compliance period by effecting a reverse stock split, if necessary. As part of its review process, the Staff will make a determination of whether it believes the Company will be able to cure this deficiency.

Should the Staff conclude that the Company will not be able to cure the deficiency, or should the Company determine not to submit an application for transfer to the Nasdaq Capital Market or notify the Staff of its intention to cure the deficiency, the Staff will provide written notification to the Company that the Common Stock will be subject to delisting. At that time, the Company may appeal the Staff’s delisting determination to a Nasdaq Listing Qualifications Panel (the “Panel”). However, there can be no assurance that, if the Company receives a delisting notice and appeals the delisting determination by the Staff to the Panel, such appeal would be successful.

The Company intends to monitor the closing bid price of the Common Stock and may, if appropriate, consider available options to regain compliance with the Bid Price Requirement, which could include seeking to effect a reverse stock split. However, there can be no assurance that the Company will be able to regain compliance with the Bid Price Requirement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following sets forth certain information, as of the date of this report, concerning the directors and officers.

Name	Age	Position
Executive Officers
Andrey J. Zarur, Ph.D.	52	Chief Executive Officer, President and Class III Director
Carole Cobb, M.B.A.	65	Chief Operating Officer
Susan Keefe, M.B.A.	50	Chief Financial Officer
Nina Thayer *	37	General Counsel
Non-Employee Directors
Charles Cooney, Ph.D.	77	Class III Director
Ganesh Kishore, Ph.D.	68	Class III Director
Eric O'Brien	49	Class I Director
Jennifer E. Pardi	42	Class I Director
Martha Schlicher, Ph.D.	62	Class II Director
Matthew Walker	40	Class II Director

* David Kennedy, former General Counsel, retired from the Company as of March 2023. Mr. Kennedy will continued to be engaged by the Company as an advisor.

Executive Officers

Andrey Zarur, Ph.D. Dr. Zarur, a co-founder of GreenLight, has served as the Chief Executive Officer and President and as a member of the Board of each of New GreenLight and GreenLight since February 2022 and August 2008, respectively. Dr. Zarur is also the co-founder of Lumicell Inc., an oncology company delivering advanced imaging solutions for cancer surgery, and has served as its Chairman of the Board since January 2010. Dr. Zarur co-founded and served as the Chairman of the Board of Solid Biosciences, Inc. (NASDAQ: SLDB), a gene therapy company targeting Duchenne muscular dystrophy, from February 2014 to June 2020, and served as the Managing General Partner of Kodiak Venture Partners, a venture capital firm that is a major shareholder of GreenLight, from February 2006 to February 2014. Dr. Zarur previously served as a senior executive in various companies in the healthcare and clean energy sectors, including as Chief Executive Officer of BioProcessors Corporation, a microscale bioreactor platform developer, from January 2002 to December 2006 and Chief Operating Officer of Starlab NV/SA, a research incubator, from January 1999 to January 2002. Dr. Zarur earned his Doctor of Philosophy degree from the Chemical Engineering Department at the Massachusetts of Technology and a post-graduate certificate in Immunology from Harvard Medical School. Dr. Zarur also holds a Master’s of Science in Engineering Practice from the Chemical Engineering Department at the Massachusetts Institute of Technology and an undergraduate degree from the Universidad Nacional Autónoma de México. We believe Dr. Zarur’s background and track record of leading biopharmaceutical businesses across the discovery, preclinical, and clinical development, commercialization and product life-cycle management states makes him well qualified to serve on the Board.

Carole Cobb, M.B.A. Ms. Cobb has served as the Chief Operating Officer of New GreenLight since February 2022 and as GreenLight's Chief Operating Officer since 2016. In that role, Ms. Cobb is responsible for process development and manufacturing for products developed through GreenLight’s science and innovation. Ms. Cobb’s career has ranged from development and research engineering to managing global manufacturing operations and she was the first female manufacturing Plant Manager at Genencor International, Inc., a research and development company. She was promoted to Vice President of Worldwide Manufacturing in 1997 and from 1999 to 2008, Ms. Cobb was a Senior Vice President of Global Supply at Genencor and continued in that position following its acquisition by Danisco A/S in 2005. In this role, she was responsible for driving strategy, tactics and implementation for Genencor’s global supply chain. Ms. Cobb earned her Master’s in Business Administration from the Finance Department at the University of Rochester and earned two undergraduate degrees, one from the Department of Chemical Engineering and the other from the Department of Biochemistry, and Cell and Molecular Biology both at the State University of New York at Buffalo.

Susan Keefe, M.B.A. Ms. Keefe has served as the Chief Financial Officer and interim Chief Accounting Officer of New GreenLight since February 2022 and as GreenLight’s Chief Financial Officer since May 2019. In these roles, Ms. Keefe has been responsible for overseeing all aspects of our finance and accounting operations. She brings 25 years of experience in financial positions across the biotech, consumer packaged goods, and consulting industries. Most recently, Ms. Keefe served as a financial consultant to a range of life science companies with Danforth Advisors, a financial services consulting company focused on life sciences, from October 2018 to May 2019. From July 2013 to April 2018, Ms. Keefe served as Vice President of Finance and Corporate Treasurer at Aushon Biosystems Inc., a developer of microarray technologies for life science companies, where she was responsible for finance, accounting and human resources. She has also served in various roles at SeraCare Life Sciences Inc., most recently as the Director, Corporate Development and Business Analytics (2007 to 2013), The Procter & Gamble Company, most recently as Finance Manager (2003 to 2007), as Finance Manager at Lante Corporation (2000 to 2001) and PricewaterhouseCoopers LLP, most recently as Manager, Transaction Services (1996 to 2000). Ms. Keefe earned her B.A. in Business Administration from the University of Iowa and an M.B.A. from the University of Chicago, Booth Graduate School of Business.

Nina Thayer. Nina Thayer has served as General Counsel, Chief Compliance Officer and Corporate Secretary to New GreenLight since March 2023. She also served as Deputy General Counsel to New GreenLight from January 2023 to March 2023. In these roles, Ms. Thayer is responsible for the Company's legal and compliance functions. Prior to joining New GreenLight, Ms. Thayer served as Vice President, Legal Affairs at Gemini Therapeutics, Inc. (formerly NASDAQ: GMTX), a biotechnology company, from May 2021 through December 2022, and in various roles, most recently of which as Vice President and General Counsel, at Allied Minds plc (LSE: ALM), a publicly traded venture firm focused on early stage company investment and development within the technology and life science sectors, from September 2015 to May 2021. At Gemini Therapeutics and Allied Minds, Nina advised on corporate and securities laws matters, governance, and financing, commercial, and licensing transactions. Prior to Allied Minds, Nina was a corporate associate with Goodwin Procter LLP where she represented private equity and venture capital firms as well as a wide range of public and private companies. Ms. Thayer earned her B.S. in Business Administration from Boston University and her J.D. from Boston University School of Law.

David Kennedy. David Kennedy has served as the General Counsel and Corporate Secretary to each of New GreenLight and GreenLight since February 2022 and June 2020, respectively, until March 2023. He has also served as Principal of Kennedy, LLP, a law firm, since January 2017. Mr. Kennedy has served in various leading roles at public and private companies, including as General Counsel and Corporate Secretary in Residence at Criteo S.A. (NASDAQ: CRTO), a commerce marketing technology company, from February 2018 to September 2018, Executive Vice President, General Counsel and Chief Compliance Officer for Infosys Limited (NYSE: INFY), an information technology company, from October 2014 to January 2017, Chief Legal Officer for JDA Software, Inc. (now Blue Yonder Group, Inc.), a digital fulfillment platform company, from April 2012 to January 2014, General Counsel and Corporate Secretary for Better Place, an electric battery company, from April 2009 to October 2011, General Counsel and Corporate Secretary for SAP Business Objects, an enterprise software company, from April 2007 to April 2009 and Associate General Counsel for International Business Machines Corporation (NYSE: IBM) from 1989 to 2007. Mr. Kennedy earned his J.D. with honors from the University of Connecticut School of Law and his B.S. from the University of Connecticut in Business Administration, where he graduated Magna Cum Laude.

Non-Employee Directors

Charles L. Cooney, Ph.D. Dr. Cooney has served as a member and chairperson of the Board and as a member of its audit committee since February 2022. Dr. Cooney served as a member of the GreenLight Board from December 2010 until the closing of the Business Combination in February 2022, including as its chairperson after February 2018. Dr. Cooney joined the MIT faculty in 1970 and has been the Robert T. Haslam Professor of Chemical and Biochemical Engineering in the Department of Chemical Engineering at MIT since 2007. In 2015 he became Professor, Emeritus. Dr. Cooney was the founding Faculty Director of the Deshpande Center for Technological Innovation at MIT, from 2002 to 2014. Dr. Cooney also serves as a member of the board of directors of various public and private biotechnology companies, including Elektrofi, a biotechnology company focused on the delivery of biologics to treat diseases, since March 2018; Codiak Biosciences, Inc. (NASDAQ: CDAK), a biotechnology company focused on the development of exosome-based therapeutics, since July 2017, where he also serves as a member of the audit committee and environmental, social, governance and impact committee; LayerBio, Inc., a biotechnology company focused on sustained-release technology for use with intraocular lenses, since November 2016; Levitronix LLC, a developer of magnetically levitated bearing less motor technology, since January 2016; Innovent Biologics, Inc. (OTCMKTS: IVBXF), a developer of monoclonal antibody drug candidates, since December 2015; and Boyd Technologies, Inc., a developer of membrane products since September 2013. Previously, Dr. Cooney served as a board member at Axcella Health,Inc. (formerly Pronutria Biosciences, Inc.) (NASDAQ: AXLA), a biopharmaceutical company focused on treating diseases and supporting health using endogenous metabolic modulators, from February 2011 to June 2018. Dr. Cooney earned a B.S. in Chemical Engineering from the University of Pennsylvania and an M.S. and Ph.D. in Biochemical Engineering from MIT. We believe that Dr. Cooney’s extensive experience as a researcher and an educator in the biotechnology field and his experience as a director of both public and private biotechnology companies qualify him to serve as a member of the Board.

Ganesh Kishore, Ph.D. Dr. Kishore has served as a member of the Board and as the chairperson of its compensation committee and a member of its environmental, social, governance and impact committee since February 2022. Dr. Kishore, served on the GreenLight Board from 2015 until the closing of the Business Combination in February 2022. Dr. Kishore has also served as a Managing Partner at Spruce Capital Partners LLC, a venture capital management firm, since February 2013 and as a Co-Manager of MLSCF II (GP) (Labuan), LLP, the General Partner of MLS Capital Fund II. Previously he served as the Chief Executive Officer of Malaysian Life Sciences Capital Fund Ltd., a life sciences venture fund, between April 2007 and June 2015. Additionally, from April 2007 to December 2008, Dr. Kishore served as the Managing Director of Burrill & Company, a life sciences private equity and venture capital firm, in its Venture Group and from 1980 to 2000, Dr. Kishore served as President, Nutrition & Consumer Division, Distinguished Science Fellow and Chief Biotechnologist of Monsanto Company. Dr. Kishore also served as the Chief Technology Officer for Agriculture & Nutrition Platform and Chief Biotechnology Officer of DuPont between 2002 and 2007. Dr. Kishore earned his Ph.D. in Biochemistry from the Indian Institute of Science and received postdoctoral training and was a Robert A. Welch Fellow in Microbiology and Chemistry at the University of Texas at Austin. We believe that Dr. Kishore’s knowledge of the biotechnology sector and his finance experience make him well suited to serve on the Board.

Eric O’Brien, M.B.A. Mr. O’Brien has served as a member of the Board and as a member of its compensation committee since February 2022. Mr. O’Brien served as a member of the GreenLight Board from June 2019 until the closing of the Business Combination in February 2022. Mr. O’Brien is also a co-founder and has served as Managing Director of Fall Line Capital, a private equity firm focused on investments in farmland and agricultural technologies, since June 2011. Mr. O’Brien has served on the boards of directors of many public and private companies, including PCH International Company, a custom design manufacturing company, from September 2008 to December 2016; Aquantia Corporation, a manufacturer of high-speed transceivers, from December 2005 to April 2015; Evolv, Inc. (now Cornestone OnDemand), a workforce performance solution analytics company, from January 2008 to November 2014; Partners in School Innovation, a non-profit service organization, from June 2002 to June 2014; and Lemon, Inc., a mobile wallet developer, from September 2008 to December 2013. Prior to his role at Fall Line Capital, Mr. O’Brien was the Managing Director of Lightspeed Venture Partners, a venture capital firm, from February 2000 to December 2011. Mr. O’Brien earned his M.B.A. from the Stanford University Graduate School of Business and an A.B. in Economics from Harvard College. We believe that Mr. O’Brien is qualified to serve on the Board due to his experience and knowledge of GreenLight’s business and his experience in venture capital and finance.

Jennifer E. Pardi. Ms. Pardi has served as a member of the Board since inception and has served as a member of its audit committee and environmental, social, governance, and impact committee since February 2022. Ms. Pardi has over 17 years of experience in corporate finance, equity and debt capital markets and has completed transactions in diverse industries and with complex structures. She currently serves as Global Head of Equity Capital Markets of Canaccord, where she has been since September 2003 and has extensive US and cross-border experience having been involved in the completion of over 1,000 transactions with an aggregate value of over $150 billion. Ms. Pardi holds a B.A. in Economics from the University of Connecticut and an M.B.A. (with distinction) from Suffolk University. We believe that she is well qualified to serve on the Board due to her extensive experience in corporate finance and capital markets.

Martha Schlicher, Ph.D. Dr. Schlicher has served as a member of the Board and as chairperson of its audit committee and as a member of its compensation committee since February 2022. Dr. Schlicher, served as a member of the GreenLight Board since February 2018 and as the chair of GreenLight’s audit committee since October 2020. Since February 2020, Dr. Schlicher has been the Executive in Residence of BioGenerator, the investment arm of BioSTL and an evergreen investor that creates, grows and funds life-science companies and entrepreneurs in the St. Louis region. Since April 2020, Dr. Schlicher has also served as the Chief Executive Officer of Impetus Agriculture Inc., a company developing biological methods for insect control, and since July 2020, she has served as the Chief Executive Officer of Plastomics Inc., a start-up plant biotechnology company. From February 2016 to December 2019, Dr. Schlicher served as the Vice President of Research and Development of Mallinckrodt Pharmaceutical Company (OTCMKTS: MNKKQ), a manufacturer of specialty pharmaceuticals. Prior to that Dr. Schlicher served in many technical, regulatory, strategy and commercial executive leadership roles at Monsanto, last being as the Vice-President of Sustainability. We believe that Dr. Schlicher’s experience on the GreenLight Board, as well as her experiences running biotechnology companies, make her well qualified to serve on the Board.

Matthew Walker, Esq., M.B.A. Mr. Walker has served as a member of the Board and chairperson of its environmental, social, governance, and impact committee and a member of its compensation committee since February 2022. Mr. Walker served as a member of the GreenLight Board from December 2018 until the closing of the Business Combination in February 2022. Mr. Walker has also served as Managing Director at Builders Vision, LLC, an impact platform that includes S2G Ventures, and a major shareholder of GreenLight, since October 2014. Mr. Walker has served as a member of the board of Solarea Bio, Inc., a biotechnology company focused on solutions for health disorders, since September 2020; a member of the board of directors of Future Meat Technologies, a biotechnology company focused on global meat production, since April 2018; as Chairman of the Board of Directors of Hazel Technologies, Inc., a company developing biotechnology for reducing waste in the agricultural supply chain, since February 2018; a board member of Mercaris, a data service company and online trading platform focused on the organic and non-GMO commodities market place, since May 2017; and a board member of Farmer Focus-Shenandoah Valley

Organic, an organic meat brand, since December 2016. Previously, from August 2011 to February 2014. Mr. Walker was an investment banking associate at Perella Weinberg Partners, a financial services firm, where he focused on merger and acquisitions and restructuring transactions across a range of industries. Prior to that role, from July 2007 to July 2009, Mr. Walker was a securities attorney in the Funds, Regulation, and Equity Derivatives practice at Cadwalader, Wickersham & Taft, LLP, a law firm. Mr. Walker earned his M.B.A. from The University of Chicago Booth School of Business, a J.D. from New York University School of Law, and a B.S. in Mechanical Engineering from the University of Michigan. Mr. Walker is also a member of the Illinois Board of Trustees of The Nature Conservancy. We believe that Mr. Walker’s experience in finance and biotechnology companies, as well as his experience as a member of the GreenLight Board, makes him qualified to serve on the Board.

Number and Terms of Officers and Directors

Our Board consists of seven members. In accordance with our Second Amended and Restated Certificate of Incorporation (the "Charter"), the Board is divided into three classes. At each annual general meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following the election. The directors are divided among the three classes as follows:

•
the Class I directors are Eric O’Brien and Jennifer Pardi, and their terms will expire at the annual meeting of stockholders to be held in 2023.
•
the Class II directors are Martha Schlicher and Matthew Walker, and their terms will expire at the annual meeting of stockholders to be held in 2024.
•
the Class III directors are Andrey Zarur, Charles Cooney, and Ganesh Kishore, and their terms will expire at the annual meeting of stockholders to be held in 2025.

We expect that any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The division of the board of directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control.

Committees of the Board of Directors

The Board has three standing committees: an audit committee, a compensation committee, and an environmental, social, governance, and impact committee.

Audit Committee

Martha Schlicher, Charles Cooney and Jennifer Pardi serve on our Audit Committee, which is chaired by Dr. Schlicher. Under the Nasdaq listing rules (the "Listing Standards") and applicable SEC rules, we are required to have at least three members of the audit committee. The rules of the Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be composed solely of directors who satisfy the heightened independence requirements for audit committee purposes. The Board has determined that each member of the Audit Committee qualifies as an independent director for audit committee purposes under applicable rules. Furthermore, the Board has determined that each of Charles Cooney, Jennifer Pardi and Martha Schlicher is financially literate with the requisite financial expertise required under the applicable requirements of the Nasdaq Stock Market and that Martha Schlicher qualifies as an “audit committee financial expert” as defined in applicable SEC rules. In arriving at this determination, the Board has examined each Audit Committee member's scope of experience and nature of their background in the corporate finance sector.

The primary purpose of the Audit Committee is to discharge the responsibilities of the Board with respect to our accounting, financial, and other reporting and internal control practices and to oversee our independent registered public accounting firm. Specifically, the Audit Committee has the responsibility to, among other things:

•
select, retain, compensate, evaluate, oversee and, where appropriate, terminate GreenLight’s independent registered public accounting firm;
•
review and approve the scope and plans for the audits and the audit fees and approve all non-audit and tax services to be performed by the independent registered public accounting firm;
•
evaluate the independence and qualifications of GreenLight’s independent registered public accounting firm;

•
review GreenLight’s financial statements, and discuss with management and New GreenLight’s independent registered public accounting firm the results of the annual audit and the quarterly reviews;
•
review and discuss with management and GreenLight’s independent registered public accounting firm the quality and adequacy of GreenLight’s internal controls and GreenLight’s disclosure controls and procedures;
•
discuss with management GreenLight’s procedures regarding the presentation of GreenLight’s financial information, and review earnings press releases and guidance;
•
oversee the design, implementation and performance of GreenLight’s internal audit function, if any;
•
set hiring policies with regard to the hiring of employees and former employees of GreenLight’s independent registered public accounting firm and oversee compliance with such policies;
•
review, approve and monitor related party transactions;
•
review and monitor compliance with GreenLight’s Code of Business Conduct and Ethics and consider questions of actual or possible conflicts of interest of GreenLight’s directors and officers;
•
adopt and oversee procedures to address complaints regarding accounting, internal accounting controls and auditing matters, including confidential, anonymous submissions by GreenLight’s employees of concerns regarding questionable accounting or auditing matters;
•
review and discuss with management and GreenLight’s independent registered public accounting firm the adequacy and effectiveness of GreenLight’s legal, regulatory and ethical compliance programs; and
•
review the Company's compliance with applicable laws and regulations and review and oversee the Company's policies, procedures and programs designed to promote and monitor legal, ethical and regulatory compliance; and
•
review and discuss with management and GreenLight's independent registered public accounting firm GreenLight's guidelines and policies to identify, monitor and address enterprise risks.

GreenLight’s Audit Committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and the listing standards of Nasdaq.

Compensation Committee

Ganesh Kishore, Eric O’Brien, Martha Schlicher and Matthew Walker serve on our Compensation Committee, which is chaired by Dr. Kishore. The Board has determined each member is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. The Board has determined that each member of the Compensation Committee is independent under the Listing Standards. The primary purpose of the Compensation Committee is to discharge the responsibilities of the Board to oversee its compensation policies, plans and programs and to review and determine the compensation to be paid to its executive officers, directors and other senior management, as appropriate. Specifically, the Compensation Committee has the responsibility to, among other things:

•
review and approve or recommend to the Board for approval the compensation for GreenLight’s executive officers, including GreenLight’s chief executive officer;
•
review, approve and administer GreenLight’s employee benefit and equity incentive plans;
•
advise the Board on stockholder proposals related to executive compensation matters;
•
establish and review the compensation plans and programs of GreenLight’s employees, and ensure that they are consistent with GreenLight’s general compensation strategy;
•
oversee the management of risks relating to executive compensation plans and arrangements;
•
monitor compliance with any stock ownership guidelines, as applicable;
•
approve the creation or revision of any clawback policy as applicable;
•
select independent compensation consultants and assess whether there are any conflicts of interest with any of the committee’s compensation advisors;

•
review and approve, or recommend that our Board approve, incentive compensation and equity plans, severance agreements, change-of-control protections and any other compensatory arrangements for our executive officers and other senior management, as appropriate;
•
review and approve or recommend to the Board for approval non-employee director compensation; and
•
review executive compensation disclosure in GreenLight’s SEC filings and prepare the compensation committee report required to be included in GreenLight’s annual proxy statement.

GreenLight’s compensation committee operates under a written charter, that satisfies the applicable rules and regulations of the SEC and the listing standards of Nasdaq.

Compensation Committee Interlocks and Insider Participation

No member of the compensation committee was at any time during 2022, or at any other time, one of our officers or employees. None of our executive officers has served as a director or member of a compensation committee (or other committee serving an equivalent function) of any entity, one of whose executive officers served as a member of our board of directors or member of our compensation committee.

Environmental, Social, Governance and Impact Committee

Matthew Walker, Ganesh Kishore, and Jennifer Pardi serve on our Environmental, Social, Governance and Impact Committee, which is chaired by Mr. Walker. The Board has determined each member of the Environmental, Social, Governance and Impact Committee is independent under the Listing Standards.

GreenLight’s Environmental, Social, Governance and Impact Committee has the responsibility to, among other things:

•
review, assess and make recommendations to the Board regarding desired qualifications, expertise and characteristics sought of board members;
•
identify, evaluate, select or make recommendations to the Board regarding nominees for election to the Board;
•
develop policies and procedures for considering stockholder nominees for election to the Board;
•
review GreenLight’s succession planning process for GreenLight’s chief executive officer and any other members of GreenLight’s executive management team;
•
review and make recommendations to the Board regarding the composition, organization and governance of the Board and its committees;
•
review and make recommendations to the Board regarding GreenLight’s corporate governance guidelines and corporate governance framework;
•
oversee director orientation for new directors and continuing education for New GreenLight’s directors;
•
oversee GreenLight’s ESG and sustainability programs and related disclosures and communications;
•
oversee the evaluation of the performance of the Board and its committees;
•
administer policies and procedures for communications with the non-management members of the Board;
•
oversee GreenLight's goals to positively effect society as a public benefit corporation, establish public benefit metrics, and review public benefit metrics and achievement; and
•
oversee sustainability, environmental impact and social responsibility policies and practices.

GreenLight’s environmental, social, governance, and impact committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and the listing standards of Nasdaq.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms received by it during the fiscal year ended December 31, 2022 and written representations that no other reports were required, we believe that each person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than ten percent of the Company’s Common Stock complied with all Section 16(a) filing requirements during such fiscal year, except for (1) a non-timely Form 4 reporting a single transaction for each of Carole B. Cobb, Charles L. Cooney, Susan Keefe, David Kennedy, Amin Khan, Ganesh Kishore, Charu Manocha, Eric O’Brien, Marta Ortega-Valle, Jennifer E. Pardi, Martha Schlicher, Mark Singleton and Matthew Alan Walker, (2) a non-timely Form 4 reporting a transaction for the acquisition of Company Options for Marta Ortega-Valle, and (3) a non-timely Form 3 reporting holdings for Matthew Walker, Eric O'Brien, Ganesh Kishore, PhD., Dr. Andrey Zarur, Carole Cobb, Susan E. Keefe, Marta Ortega-Valle, David Kennedy, Charles Cooney, PhD., Amin Khan, Martha Schlicher, PhD. and Jennifer Pardi.

Code of Business Conduct and Ethics and Committee Charters

We have adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that applies to all of our directors, officers and employees that complies with the rules and regulations of the Nasdaq. Copies of our code of ethics and our Board committee charters are available on our website (https://www.greenlightbiosciences.com). You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request to us in writing at 29 Hartwell Avenue, Lexington, MA 02421. If we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website, or any of the websites of entities that we are affiliated with, is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Liability and Indemnification of Officers and Directors

The Charter limits the liability of our directors to the fullest extent permitted by the Delaware General Corporation Law (“DGCL”), and the Bylaws provide that we will indemnify them to the fullest extent permitted by such law. We have entered and expect to continue to enter into agreements to indemnify our directors, executive officers and other employees as determined by our Board. Under the terms of such indemnification agreements, we are required to indemnify each of our directors and officers, to the fullest extent permitted by the laws of the state of Delaware, if the basis of the indemnitee’s involvement was by reason of the fact that the indemnitee is or was a director or officer of the Company or any of its subsidiaries or was serving at our request in an official capacity for another entity. We must indemnify our officers and directors against all reasonable fees, expenses, charges and other costs of any type or nature whatsoever, including any and all expenses and obligations paid or incurred in connection with investigating, defending, being a witness in, participating in (including on appeal), or preparing to defend, be a witness or participate in any completed, actual, pending or threatened action, suit, claim or proceeding, whether civil, criminal, administrative or investigative, or establishing or enforcing a right to indemnification under the indemnification agreement. The indemnification agreements also require us, if so requested, to advance within 30 days of such request all reasonable fees, expenses, charges and other costs that such director or officer incurred, provided that such person will return any such advance if it is ultimately determined that such person is not entitled to indemnification by us. Any claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Item 11. Executive Compensation.

GreenLight aims to pay competitively to attract, develop and retain highly talented employees. We provide rewards for high performance and critical skills and design compensation programs and structures to provide transparency around what is expected, encourage and reward delivery of annual objectives that are aligned with our stockholders’ long-term interests, and ultimately, support the achievement of GreenLight’s business strategy. GreenLight’s executive compensation program consists primarily of base salaries, an annual performance-based bonus program, and our equity-based incentive compensation program under the GreenLight 2022 Equity and Incentive Plan (the “GreenLight Equity Plan”) and the GreenLight 2022 Employee Stock Purchase Plan, which are described in more detail below.

This section provides an overview of GreenLight’s executive compensation programs, including a narrative description of the material factors necessary to understand the information disclosed in the summary compensation table below.

At December 31, 2022, GreenLight's named executive officers are:

•
Andrey Zarur, President and Chief Executive Officer
•
Carole B. Cobb, Chief Operating Officer
•
Susan E. Keefe, Chief Financial Officer
•
Amin Khan, Ph.D., Former Chief Scientific Officer

The following table presents information regarding the total compensation awarded to, earned by, and paid to our named executive officers for services rendered to us in all capacities for 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Option awards ($)(2)	Non-equity incentive plan compensation ($)(3)	All other compensation ($)(4)	Total ($)
Dr. Andrey Zarur	2022	575,000	—	—	—	1,552	576,552
President and Chief Executive Officer	2021	500,000	—	—	227,500	279	727,779

Amin Khan, Ph.D.	2022	440,000	75,000	1,524,034	—	18,292	2,057,326
Former Chief Scientific Officer (5)

Carole B. Cobb	2022	440,000	—	860,523	—	2,362	1,302,885
Chief Operating Officer	2021	425,000	—	—	154,700	279	579,979

Susan E. Keefe	2022	415,000	—	860,523	—	1,424	1,276,947
Chief Financial Officer	2021	380,000	—	—	172,900	279	553,179

(1)	The amount reported for Dr. Khan represents a second tranche to a signing bonus paid to him pursuant to the terms of the employment agreement between the Company and him.
(2)

In accordance with SEC rules, this column reflects the aggregate grant date fair value of the stock option awards granted during the year ended December 31, 2022, computed in accordance with FASB ASC 718. These amounts do not reflect the actual economic value that will be realized by the named executive officer upon the vesting of the stock options, the exercise of the stock options, or the sale of the shares underlying such stock options. There were no stock options granted in the year ended December 31, 2021. For a description of the determination of the fair value of the stock option awards, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations of GreenLight—Critical Accounting Policies and Significant Judgments and Estimates—Determination of the Fair Value of Common Stock”. For additional information regarding the stock option awards, see “—Outstanding Equity Awards at December 31, 2022,” “—Employment Arrangements with Officers” and “—GreenLight 2022 Equity and Incentive Plan.”

(3)

The amounts reported represent performance-based cash bonuses based upon the achievement of goals for 2021. Performance-based goals for 2021 were earned in 2021 and paid in 2022. The performance-based goals for 2022 were earned in 2022 and paid in 2023. GreenLight’s bonus program is more fully described below under the section titled “GreenLight Executive Compensation—Non-Equity Incentive Plan Compensation.”

(4)	These amounts represent life insurance premiums paid by GreenLight for the benefit of the named executive officers. The amount reported for Dr. Khan includes payment of accrued vacation.
(5)	Dr. Khan was not a named executive officer during 2021. He was appointed Chief Scientific Officer of the Company in April 2021. Dr. Khan ceased to be an employee as of December 2, 2022.

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

Base salaries for the named executive officers as of January 1, 2023 and 2022 were increased as follows:

Name and Principal Position	2023 Base Salary	2022 Base Salary	Increase (Decrease) ($)
Andrey J. Zarur, Ph.D., Chief Executive Officer and President	$575,000	$575,000	$—
Carole Cobb, M.B.A., Chief Operating Officer	$220,000	$440,000	$(220,000)
Susan Keefe, M.B.A., Chief Financial Officer	$415,000	$415,000	$—
Amin Khan, Ph.D., Former Chief Scientific Officer	—	$440,000	—

Effective as of March 23, 2023, Ms. Cobb will be employed by the Company on a part-time basis and her base salary for 2023 was reduced accordingly to $220,000.

Ms. Keefe's 2023 base salary shall increase to $435,000 upon achievement of certain milestones by the Company.

Non-Equity Incentive Plan Compensation

At the beginning of 2022 and 2021, the GreenLight Board set the company goals for 2022 and 2021 with the objective of paying cash bonuses in 2023 and 2022 based on achievement of the 2022 and 2021 goals, respectively. Company goals consisted of both corporate development and product development goals to be measured and granted at the sole discretion of the GreenLight Board in 2023 and 2022.

Based on GreenLight's performance against the company goals for 2022 and in light of GreenLight's current cash position, the GreenLight Board determined to award each of the named executive officers 0%. Based on GreenLight’s performance against the company goals for 2021, the GreenLight Board determined to award each of Dr. Zarur and Ms. Cobb 91% of his or her target bonus amount for that year and to award Ms. Keefe approximately 114% of her target bonus amount for that year.

The amounts in the Summary Compensation Table under the column “Non-equity incentive plan compensation” are based on each named executive officer’s individual target bonus amount multiplied by the achievement percentage set by the GreenLight Board.

The target bonus amounts for the named executive officers under the employee bonus program, as a percentage of base salary, were increased as follows as of January 1, 2023 and 2022:

Name and Principal Position	2023 Target Bonus Amount	2022 Target Bonus Amount	Increase (%)
Andrey J. Zarur, Ph.D., Chief Executive Officer and President	55%	55%	0%
Carole Cobb, M.B.A., Chief Operating Officer	45%	45%	0%
Susan Keefe, M.B.A., Chief Financial Officer	45%	45%	0%
Amin Khan, Ph.D., Former Chief Scientific Officer	—	45%	—

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

All options are granted with an exercise price per share that is no less than the fair market value of a share of GreenLight Common Stock on the date of grant of such award. GreenLight’s stock option awards generally vest over a four-year period and may be subject to acceleration of vesting and exercisability under certain termination and change in control events. See “—Outstanding Equity Awards at December 31, 2022.”

Outstanding Equity Awards at December 31, 2022

The following table provides information with respect to equity awards granted to GreenLight’s named executive officers that remain outstanding as of December 31, 2022. The number of securities underlying unexercised options as of December 31, 2022 represent shares of our Common Stock, and such numbers and the associated exercise prices give effect to the conversion of such options upon the consummation of the Business Combination on February 2, 2022 into options to acquire shares of our Common Stock at an exchange ratio of 0.6656 (the “Exchange Ratio”) shares of our Common Stock for each share of pre-Business Combination GreenLight Common Stock.

	Option awards (1)
Name	Grant Date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of underlying unexercised unearned options (#)	Option exercise price ($) (2)	Option expiration date
Dr. Andrey Zarur	10/16/2015	70,319	—	—	$0.35	7/22/2025
	9/13/2018 (3)	926,330	—	—	$0.34	9/13/2028
	12/29/2019 (3)	1,590,867	1,060,571	—	$0.50	12/29/2029
	12/1/2020 (4)	152,422	—	140,228	$0.98	12/1/2030
	12/1/2020 (5)	953,472	953,471	—	$0.98	12/1/2030
Amin Khan	3/25/2021 (5)	232,959	299,520	—	$1.24	5/16/2023
	5/10/2022 (5)	—	318,751	—	$7.96	5/10/2023
Carole B. Cobb	7/22/2015 (5)	427,752	—	—	$0.35	7/22/2025
	10/21/2016 (3)	43,863	—	—	$0.35	10/21/2026
	2/14/2018 (3)	459,264	—	—	$0.34	2/14/2028
	9/13/2018 (3)	172,179	15,652	—	$0.34	9/13/2028
	12/29/2019 (3)	304,529	203,018	—	$0.50	12/29/2029
	12/1/2020 (5)	163,075	163,068	—	$0.98	12/1/2030
	5/10/2022 (5)	—	180,000	—	$7.96	5/10/2032
Susan E. Keefe	5/10/2019 (3)	341,928	146,538	—	$0.50	5/10/2029
	12/1/2020 (5)	282,883	282,876	—	$0.98	12/1/2030
	5/10/2022 (5)	—	180,000	—	$7.96	5/10/2032

(1)	All of the outstanding stock option awards were granted and subject to the terms of the GreenLight 2022 Equity and Incentive Plan, described below under "- GreenLight 2022 Equity and Incentive Plan."
(2)

The stock option awards were granted with a per share exercise price equal to the fair market value of one share of our Common Stock on the date of grant, as determined in good faith by the GreenLight Board.

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

Employment Arrangements with Officers

Andrey Zarur, Ph.D.

GreenLight entered into an Amended and Restated Employment Agreement with Dr. Andrey Zarur, dated May 25, 2015 (the “Zarur Agreement”) which governs Dr. Zarur’s role as President and Chief Executive Officer of GreenLight. Dr. Zarur’s employment under the Zarur Agreement is at-will and will continue until terminated at any time by either party. Pursuant to the Zarur Agreement, Dr. Zarur was initially entitled to receive a specified annual base salary for 2015. Dr. Zarur’s salary was most recently increased to $575,000 effective as of January 1, 2022. Dr. Zarur was also initially eligible to receive a discretionary annual bonus equal to up to 40% of his base salary (which was increased to 55% effective as of January 1, 2022) and options to purchase shares of our Common Stock (as detailed in the Zarur Agreement), subject to vesting over five years. The Zarur Agreement provides for acceleration of vesting of any unvested options upon termination without Cause or for Good Reason (each, as defined in the Zarur Agreement) in connection with a Change of Control Event (as defined in the Zarur Agreement). Additional information regarding Dr. Zarur’s outstanding option awards can be found under the section titled “Outstanding Equity Awards at December 31, 2022.” Dr. Zarur is also entitled to participate in GreenLight’s employee benefit plans and paid time-off policies.

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

Carole B. Cobb

GreenLight entered into an offer letter with Carole B. Cobb, dated July 21, 2015, that provides for her at-will employment as GreenLight’s Senior Vice President of Operations. Ms. Cobb was subsequently named our Chief Operations Officer. The offer letter initially provided for Ms. Cobb to receive a specified annual base salary for 2015. Ms. Cobb’s salary was most recently increased to $440,000 effective as of January 1, 2022. Ms. Cobb was also initially eligible to receive a discretionary annual bonus equal to up to 30% of her annual base salary (which was increased to 45% effective as of January 1, 2022) and an option to purchase shares of our Common Stock, subject to vesting over five years. The offer letter provides for acceleration of vesting of any unvested options in the event of termination without Cause or by Ms. Cobb for Good Reason (each, as defined in the offer letter) in connection with a Change of Control Event (as defined in the offer letter).

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

Susan E. Keefe

GreenLight entered into an offer letter with Susan E. Keefe, dated May 1, 2019, that provides for her at-will employment as GreenLight’s Chief Financial Officer. The offer letter provided for Ms. Keefe to receive a specified annual base salary for 2019. Ms. Keefe’s salary was most recently increased to $415,000 effective as of January 1, 2022. Ms. Keefe was also initially eligible to receive a discretionary annual bonus equal to up to 30% of her annual base salary (which was increased to 45% effective as of January 1, 2022), and an option to purchase shares of our Common Stock subject to vesting over five years. The offer letter provides for acceleration of vesting of any unvested options upon termination without Cause (as defined in the offer letter) in connection with a Change in Control Transaction (as defined in the offer letter). Pursuant to the offer letter, Ms. Keefe was also eligible to receive (and did receive) an additional option grant subject to performance milestones. If Ms. Keefe’s employment is terminated by GreenLight without Cause (as defined in the offer letter) or by Ms. Keefe for good reason (as defined in the offer letter), she will be entitled to severance equal to six months’ salary payable over the six months following such termination. Ms. Keefe is also entitled to participate in GreenLight’s employee benefit plans and paid time-off policies.

Amin Khan, Ph.D.

GreenLight entered into an offer letter with Mohammed Amin Khan (Amin) dated February 7, 2021, that provides for his at-will employment as GreenLight’s Chief Scientific Officer. The offer letter provided for Dr. Khan to receive a specified annual base salary for 2021. Dr. Khan’s salary was most recently increased to $413,000 effective as of January 1, 2022. Dr. Khan was also initially eligible to receive a discretionary annual bonus equal to up to 40% of his annual base salary (which was increased to 45% effective as of January 1, 2022), and an option to purchase shares of our Common Stock subject to vesting over four years. Dr. Khan was also entitled to participate in GreenLight’s employee benefit plans and paid time-off policies. Dr. Khan ceased to be an employee of GreenLight as of December 2022 but continues to be engaged by GreenLight as an advisor.

Potential Payments Upon Termination or Change of Control

Regardless of the manner in which a named executive officer’s service terminates, that named executive officer is entitled to receive amounts earned during his or her term of service, including unpaid salary and unused vacation, as applicable.

Each named executive officer holds stock options granted subject to the general terms of the GreenLight 2022 Equity and Incentive Plan. Pursuant to the Business Combination Agreement, upon the consummation of the Business Combination, all stock options outstanding under the GreenLight 2012 Equity Plan were converted into stock options under the GreenLight Equity Plan. A description of the termination and change-in-control provisions in the GreenLight Equity Plan and applicable to the stock options granted to GreenLight’s named executive officers is provided below under “— GreenLight 2022 Equity and Incentive Plan.”

For additional information regarding potential payments and acceleration of stock options upon termination or change of control, see “— Employment Arrangements with Officers” above.

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

New GreenLight 2022 Equity and Incentive Plan

The following is a summary of the material features of the New GreenLight Equity Plan (the “Equity Plan”). This summary is qualified in its entirety by the full text of the Equity Plan, a copy of which is filed as an exhibit to this annual report. The Equity Plan has been adopted by the Board and approved by our stockholders. The Equity Plan became effective immediately prior to the consummation of the Business Combination (the “Equity Plan Effective Date”). The Equity Plan allows us to make equity and equity-based incentive awards, as well as cash awards, to employees, directors and consultants. The Board anticipates that providing such persons with a direct stake in the Company will assure a closer alignment of the interests of such individuals with those of the Company and its stockholders, thereby stimulating their efforts on the Company’s behalf and strengthening their desire to remain with the Company.

Purposes of the Equity Plan

The purposes of the our Equity Plan are to attract and retain personnel for positions with us or any of our subsidiaries; to provide additional incentive to employees, directors, and consultants; and to promote the success of our business. These incentives will be provided through the grant of stock options, stock appreciation rights, restricted stock unrestricted stock, restricted stock units, dividend equivalent rights, and cash awards as the administrator of the Equity Plan may determine.

Eligibility

As of December 31, 2022 approximately 272 individuals are eligible to participate in the Equity Plan, which includes approximately 6 non-employee directors, 4 officers and 262 employees who are not officers. In addition, our consultants are also generally eligible to participate in the Equity Plan.

The awards that are to be granted to any participant or group of participants are indeterminable at the date of this annual report because participation and the types of awards that may be granted under the Equity Plan are subject to the discretion of the plan administrator. Consequently, no new plan benefits table is included in this annual report.

No awards may be granted under the Equity Plan after the date that is ten years from the Equity Plan Effective Date, and awards of incentive stock options may not be granted after the date that is ten years from the date the Equity Plan was approved by the Board.

Authorized Shares

We had initially reserved 31,750,000 shares of our Common Stock for issuance under the Equity Plan (the “Initial Limit”), and shares subject to the Rollover Options count against this limit. The Equity Plan provides that the number of shares of our Common Stock reserved and available for issuance under the Equity Plan will automatically increase each January 1, beginning on January 1, 2023 and on each January 1 thereafter, by 4% of the outstanding number of shares of our Common Stock on the immediately preceding December 31, or such lesser amount as determined by the plan administrator (the “Annual Increase”). As of the date of this report, the total shares of Common Stock available under the Equity Plan was increased by 6,063,487 shares of Common Stock as a result of the Annual Increase on January 1, 2023. This limit is subject to adjustment in the event of a reorganization, recapitalization, reclassification, stock split, stock dividend, reverse stock split or other similar change in our capitalization. The maximum aggregate number of shares of our Common Stock that may be issued upon exercise of incentive stock options under the Equity Plan may not exceed the Initial Limit cumulatively increased on January 1, 2023 and on each January 1 thereafter by the lesser of the Annual Increase or a number of shares of our Common Stock equal to twice the Initial Limit. Shares underlying any awards under the Equity Plan that are forfeited, cancelled, held back upon exercise of an option or settlement of an award to cover the exercise price or tax withholding, reacquired by us prior to vesting, satisfied without the issuance of stock or otherwise terminated (other than by exercise) will be added back to the shares available for issuance under the Equity Plan and, to the extent permitted under Section 422 of the Code and the regulations promulgated thereunder, the shares may be issued as incentive stock options. In addition, to the extent consistent with the requirements of Section 422 of the Code, awards granted or stock issued upon assumption of, or in substitution or exchange for, awards previously granted by an entity that we acquire or merge with or into, shall not reduce the shares available for issuance under the Equity Plan, nor will the shares underlying such awards be added back to the shares available for issuance under the Equity Plan in the event of any forfeiture, cancelation, reacquisition, expiration, termination, cash settlement or non-issuance of such shares.

The Equity Plan contains a limitation whereby the value of all awards under the Equity Plan and all other cash compensation paid by the Company to any non-employee director may not exceed $375,000 in any calendar year, except that the limit will be $500,000 for the first calendar year a non-employee director is initially appointed to the Board. The foregoing limitation will be calculated without regard to amounts paid to any non-employee director (including retirement benefits and severance payments) in respect of any services provided in any capacity (including employee or consultant) other than as a non-employee director. The Board may make exceptions to this limit for a non-executive chair of the Board with the approval of a majority of the disinterested directors.

Plan Administration

The Equity Plan will be administered by the compensation committee of the Board, the Board or another board committee pursuant to the terms of the Equity Plan. The plan administrator, which initially is the compensation committee of the Board, will have full power to select, from among the individuals eligible for awards, the individuals to whom awards will be granted, to make awards to participants, and to determine the specific terms and conditions of each award, subject to the provisions of the Equity Plan. The plan administrator may, without the approval of our stockholders, reduce the exercise price of any outstanding stock option or stock appreciation right, effect the repricing of such awards through cancellation and re-grants, or cancel such awards in exchange for cash or other awards. The plan administrator’s determinations under the Equity Plan need not be uniform. The plan administrator may delegate to one or more officers the authority to grant stock options and other awards to employees who are not subject to the reporting and other provisions of Section 16 of the Exchange Act, subject to certain limitations and guidelines. Persons eligible to participate in the Equity Plan are the directors, officers, employees and consultants of the Company and its affiliates as selected from time to time by the plan administrator in its discretion.

The Equity Plan requires the plan administrator to make appropriate adjustments to the number of shares of our Common Stock that are subject to the Equity Plan, to certain limits in the Equity Plan, and to any outstanding awards to reflect stock dividends, stock splits, extraordinary cash dividends and similar events.

Stock Options

The Equity Plan permits the granting of both options to purchase shares of our Common Stock intended to qualify as incentive stock options under Section 422 of the Code and options that do not so qualify. Options granted under the Equity Plan will be non-qualified options if they fail to qualify as incentive stock options or exceed the annual limit on incentive stock options. Incentive stock options may only be granted to employees of the Company and its subsidiaries.

Non-qualified options may be granted to any persons eligible to receive awards under the Equity Plan. The option exercise price of each option will be determined by the plan administrator but generally may not be less than 100% of the fair market value of our Common Stock on the date of grant or, in the case of an incentive stock option granted to a ten percent stockholder, 110% of such share’s fair market value on the date of grant. The term of each option will be fixed by the plan administrator and may not exceed ten years from the date of grant, subject to limited exceptions as described in the Equity Plan. The plan administrator will determine at what time or times each option may be exercised, including the ability to accelerate the vesting of such options.

Upon exercise of an option, the option exercise price must be paid in full either in cash, by certified or bank check or other instrument acceptable to the plan administrator or by delivery (or attestation to the ownership) of shares of our Common Stock that are beneficially owned by the optionee free of restrictions or were purchased in the open market. The exercise price may also be delivered by a broker pursuant to irrevocable instructions to the broker from the optionee. In addition, the plan administrator may permit options to be exercised using a “net exercise” arrangement that reduces the number of shares issued to the optionee by the largest whole number of shares with a fair market value that does not exceed the aggregate exercise price.

Stock Appreciation Rights

The plan administrator may award stock appreciation rights subject to such conditions and restrictions as it may determine. Stock appreciation rights entitle the recipient to receive shares of our Common Stock, or cash to the extent provided for in an award agreement, equal to the value of the appreciation in our Common Stock price over the exercise price. The exercise price generally may not be less than 100% of the fair market value of our Common Stock on the date of grant. The term of each stock appreciation right will be fixed by the plan administrator and may not exceed ten years from the date of grant, subject to limited exceptions as described in the Equity Plan. The plan administrator will determine at what time or times each stock appreciation right may be exercised.

Restricted Stock, Restricted Stock Units, Unrestricted Stock, Dividend Equivalent Rights

The plan administrator may award restricted shares of our Common Stock and restricted stock units subject to such conditions and restrictions as it may determine. These conditions and restrictions may include the achievement of certain performance goals and/or continued employment through a specified vesting period. The plan administrator may also grant shares of our Common Stock that are free from any restrictions under the Equity Plan. Unrestricted stock may be granted or sold to participants in recognition of past services or for other valid consideration and may be issued in lieu of cash compensation due to such participant. The plan administrator may grant dividend equivalent rights to participants that entitle the recipient to receive credits for dividends that would have been paid if the recipient had held a specified number of shares of our Common Stock.

Cash Awards

The plan administrator may grant cash-based awards under the Equity Plan to participants, subject to such vesting and other terms and conditions as the plan administrator may determine.

Payments by Participants

Participants in the Equity Plan are responsible for the payment of any federal, state, local or foreign taxes that the Company or its subsidiaries are required by law to withhold upon the exercise of options or stock appreciation rights or vesting of other awards. The plan administrator may cause any tax withholding obligation of the Company or its subsidiaries to be satisfied, in whole or in part, by the applicable entity withholding from shares of our Common Stock to be issued pursuant to an award a number of shares with an aggregate fair market value that would satisfy the withholding amount due. The plan administrator may also require any tax withholding obligation of the Company or its subsidiaries to be satisfied, in whole or in part, by an arrangement whereby a certain number of shares issued pursuant to any award are immediately sold and proceeds from such sale are remitted to the Company or its subsidiaries in an amount that would satisfy the withholding amount due.

Non-Transferability of Awards

The Equity Plan generally does not allow for the transfer or assignment of awards, other than by will or by the laws of descent and distribution or pursuant to a domestic relations order; however, the plan administrator may permit the transfer of nonstatutory stock options by option holders by gift to an immediate family member, to trusts for the benefit of family members, or to partnerships in which such family members are the only partners.

Merger or Change in Control

The Equity Plan provides that upon the effectiveness of a “change in control transaction,” as defined in the Equity Plan, an acquirer or successor entity may assume, continue or substitute for the outstanding awards under the Equity Plan. To the extent that awards granted under the Equity Plan are not assumed, continued or substituted by the successor entity, all awards granted under the Equity Plan shall terminate and, in such case (except as may be otherwise provided in the relevant award agreement), all stock options and stock appreciation rights with time-based vesting conditions or restrictions that are not vested and/or exercisable immediately prior to the effective time of the change in control transaction shall become fully vested and exercisable as of immediately prior to the effective time of the transaction, all other awards with time-based vesting conditions or restrictions shall become fully vested and nonforfeitable as of immediately prior to the effective time of the transaction, and all awards with conditions and restrictions relating to the attainment of performance goals may become vested and nonforfeitable in connection with the change in control transaction in the plan administrator’s discretion or to the extent specified in the relevant award agreement. In the event of such termination, individuals holding options and stock appreciation rights will, for each such award, either (a) receive a payment in cash or in kind for each share subject to such award that is exercisable in an amount equal to the per share value of the consideration payable to stockholders in the change in control transaction less the applicable per share exercise price (provided that, in the case of an option or stock appreciation right with an exercise price equal to or greater than the per share cash consideration payable to stockholders in the transaction, such option or stock appreciation right shall be cancelled for no consideration) or (b) be permitted to exercise such options and stock appreciation rights (to the extent exercisable) within a period of time prior to the transaction as specified by the plan administrator. The plan administrator shall also have the option (in its sole discretion) to make or provide for a payment, in cash or in kind, to participants holding other awards in an amount equal to the per share value of the consideration payable to stockholders in the change in control transaction multiplied by the number of vested shares under such awards.

Amendment or Termination

The plan administrator may establish subplans and modify exercise procedures and other terms and procedures in order to facilitate grants of awards subject to the laws and/or stock exchange rules of countries outside of the United States.

All awards will be subject to any GreenLight clawback policy as set forth in such clawback policy or the applicable award agreement.

The Board may amend or discontinue the Equity Plan and the plan administrator may amend or cancel outstanding awards for purposes of satisfying changes in law or any other lawful purpose, but no such action may materially and adversely affect rights under an award without the holder’s consent. Certain amendments to the Equity Plan will require the approval of our stockholders.

GreenLight 2022 Employee Stock Purchase Plan

The following is a summary of the principal features of the GreenLight 2022 Employee Stock Purchase Plan ("GreenLight ESPP") and its operation. This summary does not contain all of the terms and conditions of the GreenLight ESPP and is qualified in its entirety by reference to the GreenLight ESPP, which is filed as an exhibit to this annual report.

The GreenLight ESPP has been adopted by the Board and approved by our stockholders. It is the intention of the Board that the GreenLight ESPP qualify as an “employee stock purchase plan” under Section 423 of the Code. The Board believes that the adoption of the GreenLight ESPP will benefit us by providing employees with an opportunity to acquire shares of our Common Stock and will help us to attract, retain and motivate valued employees.

Purpose

The purpose of the GreenLight ESPP is to provide eligible employees with an opportunity to purchase shares of our Common Stock through accumulated contributions, which generally will be made through payroll deductions. The GreenLight ESPP permits the administrator of the GreenLight ESPP to grant purchase rights that qualify for preferential tax treatment under Section 423 of the Code. In addition, the GreenLight ESPP authorizes the grant of purchase rights that do not qualify under Code Section 423 pursuant to rules, procedures or sub-plans adopted by the administrator that are designed to achieve desired tax or other objectives.

Shares Available for Issuance

We have initially reserved 2,000,000 shares of our Common Stock for issuance under the GreenLight ESPP. The GreenLight ESPP provides that the number of shares of our Common Stock reserved and available for issuance under such plan will automatically increase each January 1, beginning on January 1, 2023 and on each January 1 thereafter, by the least of 4,000,000 shares of our Common Stock, 4% of the outstanding number of shares of our Common Stock on the immediately preceding December 31, or such lesser amount as determined by the plan administrator. This limit is subject to adjustment in the event of a reorganization, recapitalization, reclassification, stock split, stock dividend, reverse stock split or other similar change in our capitalization.

Administration

The GreenLight ESPP will be administered by the compensation committee of the Board, the Board or another board committee pursuant to the terms of the GreenLight ESPP. The plan administrator, which initially is the compensation committee of the Board, has full authority to make, administer and interpret such rules and regulations regarding the GreenLight ESPP as it deems advisable.

Eligibility

Any employee of New GreenLight or one of its affiliates or subsidiaries that has been designated to participate in the GreenLight ESPP is eligible to participate in the GreenLight ESPP so long as the employee is customarily employed for at least 20 hours a week and more than five months in a calendar year. No person who owns or holds, or as a result of participation in the GreenLight ESPP would own or hold, our Common Stock or options to purchase our Common Stock that together equal 5% or more of the total combined voting power or value of all classes of capital stock of New GreenLight or any parent or subsidiary thereof is entitled to participate in the GreenLight ESPP. No employee may be granted an option under the GreenLight ESPP that permits the employee’s rights to purchase our Common Stock to accrue at a rate of more than $25,000 (determined using the fair market value of the stock at the time such option is granted) in any calendar year.

Participation in the GreenLight ESPP is limited to eligible employees who authorize payroll deductions equal to a whole percentage of base pay for allocation to the GreenLight ESPP. Employees may authorize payroll deductions with a minimum of 1% of base pay and a maximum of 15% of base pay. As of December 31, 2021, approximately 281 employees would be eligible to participate in the GreenLight ESPP. Once an employee becomes a participant in the GreenLight ESPP, that employee will automatically participate in successive offering periods, as described below, until such time as that employee withdraws from the GreenLight ESPP, becomes ineligible to participate in the GreenLight ESPP, or his, her or their employment ceases.

Offering Periods and Purchase Periods

Unless otherwise determined by the plan administrator, each offering of our Common Stock under the GreenLight ESPP will be for a period of six months, which is referred to as an “offering period.” The first offering period under the GreenLight ESPP will begin and end on such date or dates as determined by the plan administrator. Subsequent offerings under the GreenLight ESPP will generally begin on the first business day occurring on or after each January 1 and July 1 and will end on the last business day occurring before the following July 1 and January 1, respectively. Shares are purchased on the last business day of each offering period, with that day being referred to as an “exercise date.” The plan administrator may establish different offering periods or exercise dates under the GreenLight ESPP. The GreenLight ESPP will include a component, or the “423 Component,” that is intended to qualify as an “employee stock purchase plan” under Code Section 423, and a component that does not comply with Code Section 423, or the “Non-423 Component.” For purposes of this summary, a reference to the GreenLight ESPP generally will mean the terms and operations of the 423 Component.

Except as may be permitted by the plan administrator in advance of an offering, a participant may not increase or decrease the amount of his, her or their payroll deductions during any offering period but may increase or decrease his, her or their payroll deduction with respect to the next offering period by filing a new enrollment form within the period beginning 15 business days before the first day of such offering period and ending on the day prior to the first day of such offering period. A participant may withdraw from an offering period at any time without affecting his, her or their eligibility to participate in future offering periods. If a participant withdraws from an offering period, that participant may not again participate in the same offering period, but may enroll in subsequent offering periods. An employee’s withdrawal will be effective as of the next business day following the date that the plan administrator receives the employee’s written notice of withdrawal under the GreenLight ESPP.

Exercise of Purchase Right

On the exercise date of each offering period, the employee is deemed to have exercised the option, at the exercise price, for the lowest of (i) a number of shares of our Common Stock determined by dividing such employee’s accumulated payroll deductions or contributions on such exercise date by the exercise price; (ii) the number of shares of our Common Stock determined by dividing $25,000 by the fair market value of our Common Stock on the first day of such offering period; or (iii) such lesser number as established by the plan administrator in advance of the offering. The exercise price is equal to the lesser of (i) 85% the fair market value per share of our Common Stock on the first day of the offering period or (ii) 85% of the fair market value per share of our Common Stock on the exercise date. The maximum number of shares of our Common Stock that may be issued to any employee under the GreenLight ESPP in a calendar year is a number of shares of our Common Stock determined by dividing $25,000 by the fair market value of our Common Stock, valued at the start of the offering period, or such other lesser number of shares as determined by the plan administrator from time to time.

Termination of Participation

In general, if an employee is no longer a participant on an exercise date, the employee’s option will be automatically terminated, and the amount of the employee’s accumulated payroll deductions will be refunded.

Non-Transferability

A participant will not be permitted to transfer rights granted under the GreenLight ESPP other than by will or the laws of descent and distribution, and such rights are generally exercisable during the lifetime of the participant only by the participant.

Merger or Change in Control

In the case of and subject to the consummation of a “change in control,” the plan administrator, in its discretion, and on such terms and conditions as it deems appropriate, may take any one or more of the following actions under the GreenLight ESPP or with respect to any right under the GreenLight ESPP or to facilitate such transactions or events: (a) provide for either (i) termination of any outstanding option in exchange for an amount of cash, if any, equal to the amount that would have been obtained upon the exercise of such option had such option been currently exercisable or (ii) the replacement of such outstanding option with other options or property selected by the plan administrator in its sole discretion; (b) provide that the outstanding options under the GreenLight ESPP shall be assumed by the successor or survivor corporation, or a parent or subsidiary thereof, or shall be substituted for similar options covering the stock of the successor or survivor corporation, or a parent or subsidiary thereof, with appropriate adjustments as to the number and kind of securities and prices; (c) make adjustments in the number and type of shares of our Common Stock (or other securities or property) subject to outstanding options under the GreenLight ESPP and/or in the terms and conditions of outstanding options and options that may be granted in the future; (d) provide that the offering with respect to which an option relates will be shortened by setting a new exercise date on which such offering will end; and (e) provide that all outstanding options shall terminate without being exercised and all amounts in the accounts of participants shall be promptly refunded.

Amendment; Termination

The GreenLight ESPP will automatically terminate on the tenth anniversary of the effective date of the GreenLight ESPP. The New GreenLight Board may, in its discretion, at any time, terminate or amend the GreenLight ESPP. However, without the approval within 12 months of such New GreenLight Board action by the stockholders, no amendment shall be made to the GreenLight ESPP increasing the number of shares specifically approved to comply with the requirements of Section 423(b) of the Code or any other changes to the components of the GreenLight ESPP intended to comply with the requirements of Section 423(b) of the Code that would require stockholder approval in order for the GreenLight ESPP, as amended, to qualify as an “employee stock purchase plan” under Section 423(b) of the Code.

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

Director Compensation

The following table provides information regarding the compensation of each person serving as a director of GreenLight for 2022, other than Dr. Zarur, our President and Chief Executive Officer. Dr. Zarur does not receive any compensation for service in his capacity as a director. His compensation as a named executive officer is set forth above in “— Executive Compensation.”

2022 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Option Award ($) (1)	All Other Compensation ($)	Total ($)
Dr. Charles Cooney	—	429,528	—	429,528
Dr. Ganesh Kishore	—	293,234	—	293,234
Eric O'Brien	—	293,234	—	293,234
Dr. Martha Schlicher	—	293,234	—	293,234
Jennifer E. Pardi	—	293,234	—	293,234
Matthew Walker	—	293,234	—	293,234

(1)

In accordance with SEC rules, this column reflects the aggregate grant date fair value of the stock option awards granted during the year ended December 31, 2022, computed in accordance with FASB ASC 718. These amounts do not reflect the actual economic value that will be realized by the named executive officer upon the vesting of the stock options, the exercise of the stock options, or the sale of the shares underlying such stock options.

Non-Employee Director Compensation

The Board expects to review director compensation periodically to ensure that director compensation remains competitive so that GreenLight will be able to recruit and retain qualified directors. In 2022, no cash compensation was paid to any director. Each non-employee director of the Company was granted a stock option award to purchase a number of shares of Common Stock equal to 65,000 stock options and 95,000 stock options in the case of the chairman, which awards vests in (i), vests in 12 equal quarterly installments and (ii) vests in 4 equal quarterly installments, subject to continued service through such vesting dates.

Compensation Risk Assessment

We believe that although a portion of the compensation provided to our executive officers is performance-based, our executive compensation program does not encourage excessive or unnecessary risk taking. This is primarily because its compensation programs are designed to create a greater focus on long-term value creation while balancing the need to meet shorter-term goals. The framework and goals of our annual performance-based incentive plan are consistent for all employees. Further all compensation decisions for our officers are approved by the Compensation Committee, while the Chief Executive Officer’s compensation requires further approval by the Board.

In addition, the Compensation Committee is responsible for reviewing and approving the design, goals and payouts under our annual bonus plan and equity incentive program for our named executive officers. The Compensation Committee directly engages an independent compensation consultant who advises on market competitive and best practices, as well as any potential risks related to its compensation programs. This includes pay mix, compensation vehicles, pay for performance alignment, performance measures and goals, payout maximums, vesting periods and Compensation Committee oversight and independence. Based on all the factors mentioned, we believe our compensation policies, programs and practices do not create risks that are reasonably likely to have a material adverse effect on us.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Stockholders

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2022:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Equity compensation plans approved by security holders:
2022 Equity and incentive plan	23,051,188	$2.35	7,905,273
2022 Employee stock purchase plan	—	—	—
Equity compensation plans not approved by security holders	—	—	—
Total	23,051,188	$2.35	7,905,273

The following table provides information regarding the beneficial ownership of our Common Stock as of March 15, 2023 by:

•
each person known by GreenLight to be the beneficial owner of more than 5% of GreenLight Common Stock;
•
named executive officers of GreenLight
•
each director of GreenLight;
•
all directors and executive officers of GreenLight as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if the person possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or that will become exercisable within 60 days after March 15, 2023. Unless otherwise indicated, GreenLight believes that all persons named in the table below have sole voting and investment power with respect to the voting securities beneficially owned by them. Unless otherwise indicated, the address of each beneficial owner listed in the table is Company's address set forth on the first page of this Annual Report on Form 10-K.

The beneficial ownership of GreenLight Common Stock is based on 151,681,314 shares of GreenLight Common Stock issued and outstanding as of March 15, 2023:

Name of Beneficial Owner	Number	Percentage
Five Percent or Greater Holders
Builders Vision, LLC (1)	22,348,123	14.7%
Morningside Venture Partners (2)	16,919,153	11.2%
Fall Line Endurance Fund, LP (3)	11,452,834	7.6%
Kodiak Venture Partners (4)	9,809,898	6.5%
Cormorant Asset Management, LP (5)	9,188,659	6.1%
Directors and Named Executive Officers
Matthew Walker (1)(6)	22,453,565	14.8%
Eric O'Brien (3)(7)	11,494,501	7.6%
Ganesh Kishore (8)(7)	5,860,242	3.9%
Dr. Andrey Zarur (9)	5,147,591	3.4%
Carole Cobb (10)	1,704,450	1.1%
Susan E. Keefe (10)	769,449	*
Charles Cooney (11)	365,514	*
Amin Khan (10)	255,146	*
Martha Schlicher (7)	41,667	*
Jennifer Pardi (7)	41,667	*
All directors and executive officers as a group	48,517,942	31.7%

*	Indicates beneficial ownership of less than 1%.
(1)

The amount shown and the following information are derived from the Schedule 13 G/A filed on February 14, 2023 by Builders Vision, LLC, reporting beneficial ownership as of December 31, 2022. Includes (a) 11,551,245 shares held by S2G Builders Food & Agriculture Fund III, LP (“Fund III”); (b) 2,087,043 shares held by S2G Ventures Fund I, L.P. (“Fund I”); (c) 8,582,284 shares held by S2G Ventures Fund II, L.P (“Fund II”); and (d) 127,551 shares held by Builders GRNA Holdings, LLC. (“SPV” and, together with Fund I, Fund II and Fund III, the “S2G Funds”). Builders Vision, LLC is the Manager of Funds I, II and SPV, and the General Partner of Fund III, and has power to vote or direct the voting of shares held by the S2G Funds. The General Partners of Fund I and Fund II are S2G Ventures, LLC and S2G Ventures II, LLC, respectively (collectively, "S2G Ventures"). Mr. Walker, a director of GreenLight, is a Managing Director of Builders Vision, LLC, the impact platform founded by Lukas T. Walton, which includes S2G Ventures. By virtue of the foregoing, S2G Ventures, LLC, S2G Ventures II, LLC, Mr. Walker and Mr. Walton may be deemed to indirectly beneficially own (as defined in Rule 13d-3 of the Exchange Act) the shares of GreenLight Common Stock held by the S2G Funds and SPV. Mr. Walker and Mr. Walton each disclaims beneficial ownership of these shares of GreenLight Common Stock except to the extent of any pecuniary interest therein. The business address for Builders Visions, LLC is 110 N.W. 2nd Street, Suite 300, Bentonville, Arkansas 72712.

(2)

The amount shown and the following information are derived from Form 4 filed on August 15, 2022 by Morningside Venture Investments LTD. Includes (a) 15,919,155 shares held by Morningside Venture Investments Limited, and (b) 1,000,000 shares held by MVIL, LLC (together with Morningside Venture Investments Limited, “Morningside”). Frances Anne Elizabeth Richard, Jill Marie Franklin, Peter Stuart Allenby Edwards and Cheung Ka Ho are the directors of Morningside and have shared voting power over the securities held by Morningside. Each of these individuals disclaims beneficial ownership of the shares owned by Morningside. The address of Morningside is c/o THC Management Services S.A.M., 2nd Floor, Le Prince de Galles, 3-5 Avenue des Citronniers, MC 98000, Monaco.

(3)

Represents shares held by Fall Line Endurance Fund, LP (“Fall Line”). Mr. Eric O’Brien, a director of GreenLight, is the co-founder and Managing Director of Fall Line and has the power to vote, or to direct the voting of, the shares of GreenLight Common Stock held by Fall Line. By virtue of the foregoing, Mr. O’Brien may be deemed to indirectly beneficially own (as that term is defined in Rule 13d-3 of the Exchange Act) the shares of GreenLight Common Stock held by Fall Line. Mr. O’Brien disclaims beneficial ownership of these shares of GreenLight Common Stock except to the extent of any pecuniary interest therein. The business address of Fall Line and Mr. O’Brien is 119 South B Street, Suite B, San Mateo, CA 94401.

(4)

Includes (a) 9,573,157 shares held by Kodiak Venture Partners III, L.P., and (b) 236,741 shares held by Kodiak III Entrepreneurs Fund, L.P. (together with Kodiak Venture Partners III, L.P. “Kodiak”). Kodiak Ventures Management III, L.P. (“Kodiak Ventures”) is the General Partner for Kodiak, Kodiak Venture Management (GP), LLC is the General Partner for Kodiak Ventures and Kodiak Ventures Management Company, Inc. is the Member of Kodiak Ventures Management (GP), LLC (“Kodiak Ventures Management”). Mr. David Furneaux is the Chief Executive Officer of Kodiak Ventures Management Company, Inc. Each therefore has the power to vote, or direct the voting of, the shares of our Common Stock held by Kodiak. By virtue of the foregoing, each of Kodiak Ventures Management and Mr. Furneaux may be deemed to indirectly beneficially own (as that term is defined in Rule 13d-3 of the Exchange Act) our Common Stock held by Kodiak.

Mr. Furneaux disclaims beneficial ownership of these shares of our Common Stock except to the extent of any pecuniary interest therein. The business address for Kodiak, Kodiak Ventures Management and Mr. Furneaux is 11 Peter Grover Road, Bethel, Maine 04217.

(5)

The amount shown and the following information are derived from the Schedule 13 G/A filed on February 14, 2023 by Cormorant Asset Management, LP, reporting beneficial ownership as of December 31, 2022. Includes (a) 4,751,020 shares of GreenLight Common Stock held by Cormorant Global Healthcare Master Fund, LP (“Master Fund”), and (b) 4,437,639 shares of GreenLight Common Stock held by Cormorant Private Healthcare Fund II, LP (“Fund II”). Cormorant Global Healthcare GP, LLC and Cormorant Private Healthcare GP II, LLC serve as the general partners of the Master Fund and Fund II, respectively. Cormorant Asset Management, LP serves as the investment manager to Master Fund and Fund II. Bihua Chen serves as the Managing Member of Cormorant Global Healthcare GP, LLC, Cormorant Private Healthcare GP II, LLC and the general partner of Cormorant Asset Management, LP (together with Master Fund and Fund II, the “Cormorant Entities”). By virtue of the foregoing, each of Bihua Chen and the Cormorant Entities may be deemed to indirectly beneficially own (as that term is defined in Rule 13d-3 of the Exchange Act) the shares held by each of the relevant Cormorant Entities. Each of Bihua Chen and the Cormorant Entities disclaims beneficial ownership of such shares except to the extent of her or its pecuniary interest therein. The business address of each of Bihua Chen and the Cormorant Entities is 200 Clarendon St., 52nd Floor, Boston, Massachusetts

(6)	Includes (a) 63,775 shares of GreenLight Common Stock held by Mr. Walker and (b) 41,667 shares subject to options exercisable within 60 days of March 15, 2023.
(7)	Includes 41,667 shares subject to options exercisable within 60 days of March 15, 2023.
(8)

Represents shares held by MLS Capital Fund II, L.P. (“MLS”). Mr. Kishore, a director of GreenLight, is a Co-Manager of MLSCF II (GP) (Labuan), LLP, the General Partner of MLS, and has the power to vote, or to direct the voting of, the shares held by MLS. By virtue of the foregoing, Mr. Kishore may be deemed to indirectly beneficially own (as that term is defined in Rule 13d-3 of the Exchange Act) the shares held by MLS. Mr. Kishore disclaims beneficial ownership of these shares except to the extent of any pecuniary interest therein. The business address of MLS and Mr. Kishore is c/o Spruce Capital Partners LLC, 660 4th Street, #295, San Francisco, California 94107.

(9)	Includes (a) 896,058 shares of GreenLight Common Stock held by Dr. Zarur and (b) 4,251,533 shares subject to options exercisable within 60 days of March 15, 2023.
(10)	Represents shares subject to options exercisable within 60 days of March 15, 2023.
(11)	Includes (a) 305,514 shares of GreenLight Common Stock held by Dr. Cooney and (b) 60,000 shares subject to options exercisable within 60 days of March 15, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Policies and Procedures Regarding Related Transactions

We have a written related party transaction policy that sets forth the following policies and procedures for the review and approval or ratification of related party transactions. Our policy requires us to avoid, wherever possible, Related Party Transactions (as defined below) that could result in actual or potential conflicts of interests, except under guidelines approved by the Board or the Audit Committee of the Board.

A “Related Party Transaction” is any transaction, arrangement, or relationship, or any series of similar transactions, arrangements, or relationships, in which (a) the Company (or any of its wholly-owned subsidiaries) is or will be a participant, (b) the aggregate amount involved will or may be expected to exceed $120,000 in any fiscal year, and (c) any Related Party has or will have a direct or indirect material interest. A “Related Party” means (i) any current or former (since the beginning of the last fiscal year for which the Company has filed an Annual Report on Form 10-K) director or executive officer of the Company, (ii) any director nominee, (iii) security holders known to the Company to beneficially own more than 5% of any class of the Company’s voting securities, (iv) the immediate family members (as defined below) of any of the persons listed in items (i) – (iii), or other persons identified from time to time under Item 404 of Regulation S-K. A Related Party’s “immediate family members” includes any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter- in-law, brother-in-law, sister-in-law or any other person (other than a tenant or employee) sharing the household of such Related Party.

The Audit Committee of the Board has the responsibility for administering such policy and reviewing and approving any Related Party Transactions. In reviewing any Related Party Transaction, the Audit Committee will take into account, among other factors that it deems appropriate, whether the Related Party Transaction is being undertaken in the ordinary course of business, whether transaction is on terms no less favorable to us than terms generally available in a transaction with an unaffiliated third-party under the same or similar circumstances, the purpose of and potential benefits to the Company of the Related Party Transaction, and the extent of the Related Party’s interest in the Related Party Transaction. We will not enter into any such transaction unless the Audit Committee and a majority of our disinterested “ independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and officers to complete a directors’ and officers’ questionnaire that elicits information about related transaction.

These procedures are intended to determine whether any such related transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Certain Related Transactions

Below are our Related Party Transactions since January 1, 2022, to which we have been a party, other than compensation, termination, change in control and other arrangements which are described in the section titled “Executive Compensation”.

Business Combination Marketing Agreement

On January 13, 2021 ENVI entered into the Business Combination Marketing Agreement with Canaccord, an affiliate of CG Investments Inc. VI, a Canadian corporation (“Sponsor”), pursuant to which ENVI engaged Canaccord as an advisor in connection with a business combination, to assist ENVI in arranging meetings with its stockholders to discuss the potential business combination and the target business’ attributes, introduce ENVI to potential investors that may be interested in purchasing ENVI securities, assist in obtaining stockholder approval for the business combination and assist with the preparation of ENVI press releases and public filings in connection with the business combination. For such services, ENVI agreed to will pay Canaccord upon the consummation of a business combination, including the Business Combination, a cash fee in an amount equal to 3.76% of the gross proceeds of the initial public offering (or $7,783,200) (exclusive of any applicable finders’ fees which might become payable). Pursuant to the terms of the Business Combination Marketing Agreement, no fee would have been paid if ENVI did not complete a business combination. At the closing of the Business Combination, the parties agreed to reduce the cash fee to $5.8 million, and such amount was paid.

Investor Rights Agreement

Concurrently with the execution of the Business Combination Agreement, ENVI, the initial stockholders and certain stockholders of GreenLight, entered into the Investor Rights Agreement pursuant to which, among other things, the initial stockholders and such stockholders of GreenLight were granted certain registration rights, in each case subject to, and conditioned upon and effective as of, the effective time of the Merger.

Pursuant to the terms of the Investor Rights Agreement, GreenLight was obligated to file a registration statement to register the resale of certain shares of GreenLight Common Stock within 45 days after the closing of the Business Combination and to maintain the effectiveness of such registration statement for a period of up to three years from its date of effectiveness. In addition, pursuant to the terms of the Investor Rights Agreement and subject to certain requirements and conditions, including with regard to the number of demand rights that may be exercised, the February 2022 PIPE Investors who are parties to the Investor Rights Agreement may demand at any time or from time to time that GreenLight file a registration statement on Form S-3 (or on Form S-1 if Form S-3 is not available) to register the resale of the securities of GreenLight held by such holders, including certain rights to conduct underwritten offerings and registered block trades. The Investor Rights Agreement also provides such holders with certain “piggy-back” registration rights, subject to certain requirements and customary conditions.

The Investor Rights Agreement will terminate on the earliest of (i) the fifth anniversary of the Effective Time, (ii) the date on which neither the stockholders party thereto nor any of their permitted assignees holds any securities registrable thereunder, (iii) certain acquisitions of New GreenLight or substantially all of its assets and (iv) its liquidation, dissolution or winding up.

The Investor Rights Agreement amended and restated the previous registration rights agreement by and among the Company and certain of the initial stockholders in connection with the Company’s initial public offering.

Business Combination Arrangements

Certain of GreenLight’s stockholders, directors and executive officers entered into agreements with ENVI in connection with Business Combination. The agreements described in this section, or forms of such agreements, are filed as exhibits to this Annual Report on Form 10-K and forms a part, and the following descriptions are qualified by reference thereto. These agreements include:

•
the February 2022 PIPE Subscription Agreements, which were executed and delivered by the following holders of more than 5% of GreenLight’s outstanding capital stock or an affiliate thereof: S2G Builders Food & Agriculture Fund III, LP (an affiliate of Builders Vision, LLC), Morningside, Fall Line, and MLS Capital Fund II, L.P. (“MLS”);

Subscription Agreements for the February 2022 PIPE Financing

Concurrently with the execution of the Business Combination Agreement and in November 2021, ENVI entered into the Subscription Agreements (the “February 2022 PIPE Subscription Agreements”) with each of the investors named therein (the “February 2022 PIPE Investors”), pursuant to which the February 2022 PIPE Investors subscribed for and purchased, and the Company issued and sold to the February 2022 PIPE Investors an aggregate of 12,425,000 shares of ENVI Class A Common Stock at a price of $10.00 per share, for aggregate gross proceeds of $124,525,000. The shares of ENVI Class A Common Stock issued pursuant to the February 2022 PIPE Subscription Agreements were not registered under the Securities Act and were issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act. The February 2022 PIPE Financing was contingent upon, among other things, the substantially concurrent closing of the Business Combination. In connection with the Business Combination, all of the issued and outstanding shares of ENVI Class A Common Stock, including the shares of ENVI Class A Common Stock issued in the February 2022 PIPE Financing, and all of the issued and outstanding ENVI Class B Common Stock became shares of GreenLight Common Stock.

February 2022 PIPE Subscription Agreements were executed by the following holders of GreenLight’s outstanding capital stock or an affiliate thereof, as follows:

Name	Number of Shares	Subscription Amount
S2G Builders Food & Agriculture Fund III, LP (1)	1,500,000	$15,000,000
Morningside Venture Investments Limited	1,000,000	$10,000,000
Fall Line Endurance Fund, LP	700,000	$7,000,000
MLS Capital Fund II, LP	75,000	$750,000

(1)	S2G Builders Food & Agriculture Fund III, LP is an affiliate of Builders Vision, LLC.

The February 2022 PIPE Subscription Agreements granted the February 2022 PIPE Investors certain resale registration rights in connection with the February 2022 PIPE Financing. The Company agreed to file a registration statement with the SEC within 30 days after the February 2022 PIPE Closing to register the resale of the shares acquired in the February 2022 PIPE Financing. The Company agreed to use its commercially reasonable efforts to have the registration statement declared effective as soon as practicable after filing but no later than the earlier of (i) the 60th day (or 90th day if the SEC notifies the Company that it will “review” the registration statement) following the February 2022 PIPE Closing and (ii) the 10th business day after the date the Company is notified by the SEC that the registration statement will not be “reviewed” or will not be subject to further review.

Subscription Agreements for the August 2022 PIPE Financing

Concurrently with the execution of the subscription agreements, dated August 11, 2022 (the “August 2022 PIPE Subscription Agreements”), entered into with certain investors named therein (the “August 2022 PIPE Investors"), pursuant to which the August 2022 PIPE Investors subscribed for and purchased, and the Company issued and sold to the August 2022 PIPE Investors, an aggregate of 27,640,301 shares of the Company’s Common Stock at a price per share of $3.92 per share, for aggregate gross proceeds of approximately $108.3 million.

The shares of our Common Stock issued pursuant to the August 2022 PIPE Subscription Agreements were not registered under the Securities Act and were issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act.

The August 2022 PIPE Subscription Agreements were executed by the following affiliated stockholders, or stockholders holding more than 5% of the Company’s outstanding capital stock as of August 11, 2022:

Name	Number of Shares	Subscription Amount
Builders Vision, LLC (1)	6,505,102	$25,500,000
Morningside Venture Partners	3,061,224	$12,000,000
Fall Line Endurance Fund, LP	2,551,020	$10,800,000
Cormorant Asset Management, LP	2,551,020	$10,000,000
Matthew A. Walker	63,775	$249,998

(1)	S2G Builders Food & Agriculture Fund III, LP and Builders GRNA Holdings, LLC are each affiliates of Builders Vision, LLC.

The August 2022 PIPE Subscription Agreements grant the August 2022 PIPE Investors certain resale registration rights in connection with the August 2022 PIPE Financing. The Company agreed to file a registration statement with the SEC within 45 days after the August 2022 PIPE Closing to register the resale of the shares acquired in the August 2022 PIPE Financing. The Company agreed to use its commercially reasonable efforts to have the registration statement declared effective as soon as practicable after filing but no later than the earlier of (i) the 90th calendar day (or 120th calendar day if the SEC notifies the

Company that it will “review” the Registration Statement) or (ii) the 10th business day after the date the Company is notified by the SEC that the Registration Statement will not be “reviewed” or will not be subject to further review. The shares issued under the August 2022 PIPE Subscription Agreements are registered under Registration No. 333-267619.

Fall Line Lease Agreement

The Company is party to a Lease Agreement (the “Farmland Lease”) with Mendocino View Farm, LLC, which is a wholly-owned subsidiary of Fall Line Endurance Fund, LP (“Fall Line”). Fall Line is a greater than 5% shareholder of the Company and Eric O’Brien, a director on the Company’s Board of Directors, is the co-founder and Managing Director of Fall Line. Pursuant to the terms of the Farmland Lease, the Company is leasing approximately 81.25 acres of farmland for research and development purposes at an annual rental rate of $90,000 plus operating expenses (NNN lease). The initial term of the Farmland Lease is ten years commencing on January 1, 2023, subject to an option to extend for an additional ten years. Under the Farmland Lease, the Company agreed to pay $350,000 as additional rent, payable in two installments of $175,000 on each of January 1, 2023 and January 1, 2024. Fall Line provided the Company an allowance of $70,000 towards tenant improvements. Either party under the Farmland Lease may terminate the Farmland Lease subject to a termination fee of $200,000. Finally, the Company has a right of first offer to purchase the leased farmland in the event Fall Line intends to sell all or any portion of the leased farmland.

Corporate Governance

Indemnification under our Charter and Bylaws; Indemnification Agreements

The Company’s Second Amended and Restated Certificate of Incorporation (the “Charter”) and the Company’s Amended and Restated Bylaws provide that GreenLight will indemnify its directors and officers to the maximum extent permitted by the Delaware General Corporation Law (“DGCL”), subject to certain exceptions. In addition, the Charter provides that our directors will not be liable for monetary damages for breach of fiduciary duty to the maximum extent permitted by the DGCL.

GreenLight entered into indemnification agreements with each of its directors. The indemnification agreements provide the indemnitees with contractual rights to indemnification, and expense advancement and reimbursement, to the maximum extent permitted under the DGCL, subject to certain exceptions contained in those agreements.

Director Independence

Current Nasdaq listing guidelines require that a majority of our Board be independent. An “independent director” is defined generally as a person other than an executive officer or employee of the Company or any other individual having a relationship which, in the opinion of our Board, would interfere with the exercise of independent judgement in carrying out the responsibilities of a director. The Board has determined that each individual who serves on the Board, other than Dr. Zarur, qualifies as an independent director under the Listing Standards. In making such independence determination, our Board considered the relationships that each non-employee director has with us and all other facts and circumstances that our Board deemed relevant in determining their independence.

Item 14. Principal Accounting Fees and Services.

Principal Accountant Fees and Services

We regularly review the services and fees of Deloitte & Touche LLP, our independent registered public accounting firm. These services and fees are also reviewed by the Audit Committee on an annual basis. The aggregate fees billed for the fiscal years ended December 31, 2022 and 2021 for each of the following categories of services are as follows:

Fees	2022	2021
Audit Fees (1)	$1,475,536	$2,074,967
Audit Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	1,895	1,895
Total Fees	$1,477,431	$2,076,862

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

(2)

Audit related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of year-end consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All other fees consist of an annual license fee for the use of accounting research software.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1)
For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K, incorporated into this Item by reference.
(2)
Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.
(3)
Exhibits:

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

4.3

Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form 10-K filed with the Securities and Exchange Commission on March 31, 2022).

10.1

Commercial Lease, dated April 27, 2009, by and between Cummings Properties, LLC and GreenLight Biosciences Inc., as amended (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on September 7, 2021, as amended).

10.2

License and Sponsored Research Agreement, dated April 2010, between Yissum Research Development Company of the Hebrew University of Jerusalem LTD and Beeologics, Inc. (incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 6, 2021).

10.3†

Assignment Agreement, dated December 10, 2020, by and between Beeologics, Inc. and GreenLight Biosciences, Inc. (incorporated by reference to Exhibit 10.31 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 6, 2021).

10.4+†

Amended and Restated Employment Agreement dated May 25, 2015, between GreenLight Biosciences, Inc. and Andrey Zarur (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 19, 2021).

10.5+†

Employment Offer Letter, dated July 21, 2015, between GreenLight Biosciences, Inc. and Carole Cobb (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 19, 2021).

10.6+†

Employment Offer Letter, dated April 29, 2019, between GreenLight Biosciences, Inc. and Susan Keefe (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 19, 2021).

10.7+†*	Employment Offer Letter, dated February 7, 2021, between GreenLight Biosciences, Inc. and Amin Khan.

10.8†

Grant Agreement, dated July 20, 2020, by and between the Bill & Melinda Gates Foundation and GreenLight Biosciences, Inc. (incorporated by reference to Exhibit 10.21(a) to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 19, 2021).

10.9†

Amendment to Grant Agreement, dated July 20, 2020, by and between the Bill & Melinda Gates Foundation and GreenLight Biosciences, Inc. (incorporated by reference to Exhibit 10.21(b) to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 19, 2021).

10.10†

Development and Option Agreement, dated August 24, 2020, by and between Acuitas Therapeutics, Inc. and GreenLight Biosciences, Inc. (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 19, 2021).

10.11†

Non-Exclusive License Agreement, dated September 1, 2020, by and between Acuitas Therapeutics, Inc. and GreenLight Biosciences, Inc. (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 19, 2021).

10.12†

Assignment and License Agreement dated December 10, 2020 by and between Bayer CropScience LLP and GreenLight Biosciences, Inc. (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 19, 2021).

10.13

Master Equipment Financing Agreement, dated March 29, 2021, by and between Trinity Capital Inc. and GreenLight Biosciences, Inc. (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on September 7, 2021, as amended).

10.14

Investor Rights Agreement, dated August 9, 2021, by and Among Environmental Impact Acquisition Corp., and the signatories identified on Schedule A attached thereto (incorporated by reference to Annex F to the Proxy Statement/Prospectus included in the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on January 13, 2022).

10.15

Loan and Security Agreement, dated September 22, 2021, by and between Silicon Valley Bank and GreenLight Biosciences, Inc. (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 19, 2021).

10.16†

Warrant to Purchase Shares of Common Stock, dated September 22, 2021, by and between Silicon Valley Bank and GreenLight Biosciences, Inc. (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 19, 2021).

10.17

Lease Agreement, dated September 30, 2021, by and between ARE-NC Region No. 17 LLC and GreenLight Biosciences, Inc. (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 19, 2021).

10.18†

Master Services Agreement, dated November 24, 2021, between Samsung Biologics Co., LTD. and GreenLight Biosciences, Inc, as amended (incorporated by reference to Exhibit 10.33 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 6, 2021).

10.19†

Product Specific Agreement, dated November 24, 2021, between Samsung Biologics Co., LTD. and GreenLight Biosciences, Inc. (incorporated by reference to Exhibit 10.34 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 23, 2021).

10.20†

Venture Loan and Security Agreement, dated December 10, 2021, between Horizon Technology Finance Corporation, Powerscourt Investments XXV, LP, and GreenLight Biosciences, Inc. (incorporated by reference to Exhibit 10.35 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 23, 2021).

10.21	Form of 2021 Indemnity Agreement (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 21, 2020).
10.22	Form of 2022 Indemnification Agreement (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on January 10, 2022).
10.23+

GreenLight Biosciences Holdings, PBC 2022 Equity and Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 12, 2022).

10.24+

GreenLight Biosciences Holdings, PBC 2022 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 12, 2022).

10.25+

Form of Nonstatutory Stock Option Agreement under the GreenLight Biosciences Holdings, PBC 2022 Equity and Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 23, 2021).

10.26+

Form of Incentive Stock Option Agreement under the GreenLight Biosciences Holdings, PBC 2022 Equity and Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 23, 2021).

10.27+

Form of Restricted Stock Unit Agreement under the GreenLight Biosciences Holdings, PBC 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 23, 2021).

10.28+

Form of Restricted Stock Award Agreement under the GreenLight Biosciences Holdings, PBC 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 23, 2021).

10.29

License Agreement, dated March 10, 2022, between GreenLight Biosciences, Inc. and Serum Institute of India Private Limited (incorporated by reference to Exhibit 10.32 to Post-Effective Amendment No. 1 to Form S-1 Registration Statement filed with the Securities and Exchange Commission on April 5, 2022).

10.30*	Lease Agreement, dated March 9, 2022 between ARE-MA Region No.8, LLC GreenLight Biosciences, Inc.
10.31*†	Collaboration and License Agreement, by and between the Company and EpiVax Therapeutics, Inc., dated January 8, 2023
21.1*	List of Subsidiaries
23.1	Consent of Deloitte & Touche LLP
24.1	Power of Attorney (included on the signature page to the Annual Report)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Indicates management contract or compensatory plan.

† Certain identified information has been excluded from this exhibit because either (a) the information is both not material and the type of information that the Registrant treats as private or confidential or (b) disclosure of such information would constitute a clearly unwarranted invasion of personal privacy.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLIGHT BIOSCIENCES HOLDINGS, PBC

Date: March 28, 2023	By:	/s/ Andrey J. Zarur
Dr. Andrey J. Zarur
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Andrey J. Zarur	Chief Executive Officer and President	March 28, 2023
Dr. Andrey J. Zarur	(Principal Executive Officer)

/s/ Susan Keefe	Chief Financial Officer	March 28, 2023
Susan Keefe	(Principal Financial Officer)

/s/ Dr. Charles Cooney	Director	March 28, 2023
Dr. Charles Cooney

/s/ Dr. Ganesh Kishore	Director	March 28, 2023
Dr. Ganesh Kishore

/s/ Eric O’Brien	Director	March 28, 2023
Eric O’Brien

/s/ Jennifer E. Pardi	Director	March 28, 2023
Jennifer E. Pardi

/s/ Dr. Martha Schlicher	Director	March 28, 2023
Dr. Martha Schlicher

/s/ Matthew Walker	Director	March 28, 2023
Matthew Walker

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders’ and the Board of Directors of GreenLight Biosciences Holdings, PBC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GreenLight Biosciences Holdings, PBC, and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2022 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company adopted the FASB’s standard related to leases, Accounting Standard Update 2016-02, Leases (Topic 842), using the modified retrospective approach with an effective date of January 1, 2022.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and expects continuing operating losses for the foreseeable future that raise substantial doubt exists about its ability to continue as a going concern. Management’s evaluation of events and conditions and management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 28, 2023

We have served as the Company’s auditor since 2019.

GREENLIGHT BIOSCIENCES HOLDINGS, PBC

Consolidated Balance Sheets

(In thousands, except share and per share data)

	AS OF DECEMBER 31,
	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$68,097	$31,446
Prepaid expenses and other current assets	3,214	2,331
Total Current Assets	71,311	33,777
Restricted cash	1,321	362
Property and equipment, net	41,365	23,399
Operating lease right-of-use assets	32,766	—
Deferred offering costs	—	4,099
Other assets	1,835	1,420
TOTAL ASSETS	$148,598	$63,058
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$839	$7,551
Accrued expenses	13,544	14,624
Convertible debt	—	31,691
Operating lease liabilities, current portion	3,358	—
Long-term debt, current portion	13,229	7,234
Deferred revenue	3,866	963
Other current liabilities	724	278
Total Current Liabilities	35,560	62,341
Warrant liabilities	242	2,105
Operating lease liabilities, net of current portion	49,569	—
Long-term debt, net of current portion	14,326	27,152
Other liabilities	839	1,435
TOTAL LIABILITIES	100,536	93,033
COMMITMENTS AND CONTINGENCIES (Note 17)

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.0001 par value; 500,000,000 shares authorized, 151,587,165 and 96,575,107 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	15	10
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	468,685	223,584
Accumulated deficit	(420,638)	(253,569)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	48,062	(29,975)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$148,598	$63,058

See notes to consolidated financial statements.

GREENLIGHT BIOSCIENCES HOLDINGS, PBC

Consolidated Statements of Operations

(In thousands, except share and per share data)

	YEARS ENDED DECEMBER 31,
	2022	2021
REVENUE:
License and collaboration revenue	$6,384	$—
Grant revenue	396	1,595
Total revenue	6,780	1,595
OPERATING EXPENSES:
Research and development	133,810	89,832
General and administrative	35,930	20,321
Restructuring expense	959	—
Total operating expenses	170,699	110,153
LOSS FROM OPERATIONS	(163,919)	(108,558)
OTHER INCOME (EXPENSE):
Interest and other income (expense), net	895	37
Interest expense	(4,123)	(2,419)
Change in fair value of warrant liabilities	1,184	(1,370)
Total other income (expense), net	(2,044)	(3,752)
Net loss before income tax	(165,963)	(112,310)
Income tax expense	1,092	—
Net loss	$(167,055)	$(112,310)
Net loss per share — basic and diluted	$(1.27)	$(1.17)
Weighted-average common stock outstanding — basic and diluted	131,975,528	96,371,189

See notes to consolidated financial statements.

GREENLIGHT BIOSCIENCES HOLDINGS, PBC

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share and per share data)

	COMMON STOCK $ 0.0001 PAR VALUE		ADDITIONAL PAID-IN	ACCUMULATED	TOTAL STOCKHOLDERS’ (DEFICIT)
	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balances at January 1, 2021	96,284,283	$10	$221,214	$(141,259)	$79,965
Vesting of restricted stock awards	20,706	—	—	—	—
Exercise of Legacy Series A convertible preferred stock warrant	17,090	—	4	—	4
Warrants issued in connection with debt	—	—	232	—	232
Stock-based compensation expense	—	—	1,991	—	1,991
Exercise of common stock options	253,028	—	143	—	143
Net loss	—	—	—	(112,310)	(112,310)
Balances at December 31, 2021	96,575,107	$10	$223,584	$(253,569)	$(29,975)
Cashless exercise of Legacy GreenLight preferred stock warrants	490,031	—	460	—	460
Cashless exercise of Legacy GreenLight common stock warrants	170,981	—	1,183	—	1,183
Reclassification of Legacy Greenlight common stock warrants to equity	—	—	387	—	387
Conversion of convertible notes	6,719,116	1	18,290	—	18,291
Conversion of convertible notes - PIPE Investors	3,525,000	—	35,250	—	35,250
Business Combination transaction, net of transaction costs of $26.7 million	15,285,374	2	72,987	—	72,989
Vesting of restricted stock awards	4,231	—	—	—	—
Exercise of public warrants	105,120	—	1,209	—	1,209
Stock-based compensation expense	—	—	8,839	—	8,839
Common stock issued pursuant to PIPE financing, net of transaction costs of $2.3 million	27,640,301	2	106,027	—	106,029
Exercise of common stock options	1,042,750	—	548	—	548
Other	29,154	—	(79)	(14)	(93)
Net loss	—	—	—	(167,055)	(167,055)
Balances at December 31, 2022	151,587,165	$15	$468,685	$(420,638)	$48,062

See notes to consolidated financial statements.

GREENLIGHT BIOSCIENCES HOLDINGS, PBC

Consolidated Statement of Cash Flows

(In thousands)

	YEARS ENDED DECEMBER 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(167,055)	$(112,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	8,076	5,772
Loss (gain) on disposal of property and equipment	475	(5)
Stock-based compensation expense	8,839	1,991
Non-cash interest expense	663	828
Change in fair value of warrant liabilities	(1,184)	1,370
Change in operating lease right of use asset	5,576	—
Other non-cash (income) and expense	(527)	—
Changes in operating assets and liabilities
Prepaid expenses and other assets	(1,478)	(920)
Accounts payable	(6,612)	3,697
Accrued expenses, lease liabilities and other liabilities	12,869	8,181
Accrued interest	—	344
Deferred rent	—	(80)
Deferred revenue	3,627	(700)
Net cash used in operating activities	(136,731)	(91,832)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	37	109
Purchases of property and equipment	(26,547)	(15,148)
Net cash used in investing activities	(26,510)	(15,039)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from business combination, net of transaction costs	78,543	—
Proceeds from issuance of convertible debt - PIPE Investors	21,750	13,500
Exercise of public warrants	1,209	—
Proceeds from the issuance of common stock pursuant to PIPE Financing, net of transaction costs	106,029	—
Proceeds from stock option exercises	548	143
Proceeds from secured debt, net of issuance costs and security deposits	—	10,360
Proceeds from secured term loan, net of issuance costs	—	24,973
Principal payments on debt	(6,549)	(1,795)
Repayments of tenant improvement allowance	—	(161)
Principal payments on finance lease obligations	(679)	(632)
Payments of deferred offering costs	—	(2,857)
Net cash provided by financing activities	200,851	43,531
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	37,610	(63,340)
Cash, cash equivalents and restricted cash, beginning of year	31,808	95,148
Cash, cash equivalents and restricted cash, end of year	$69,418	$31,808
SUPPLEMENTAL DISCLOSURE OF CASH-FLOW INFORMATION
Cash paid for interest	$2,842	$867
Cash paid for income taxes	$1,092	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment included in accrued expenses and accounts payable	$594	$1,216
Conversion of debt to equity	$53,541	$—
Warrant liabilities assumed in Business Combination	$1,341	$—
Common stock warrant liabilities reclassified to equity	$387	$—
Legacy GreenLight cashless warrant exercise	$1,643	$—
Deferred financing costs in accrued expenses and accounts payable	$—	$1,242
Non-cash debt issuance costs	$—	$610

	YEARS ENDED DECEMBER 31,
	2022	2021
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$68,097	$31,446
Restricted cash	1,321	362
Total cash, cash equivalents and restricted cash	$69,418	$31,808

See notes to consolidated financial statements.

GREENLIGHT BIOSCIENCES HOLDINGS, PBC

Notes to Consolidated Financial Statements

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

The Company is located and headquartered in Lexington, Massachusetts. The Company has additional lab and office space in Durham, North Carolina, additional lab and office space in Woburn, Massachusetts, additional lab and office space in Medford, Massachusetts, a research station in Spain, and a manufacturing facility in Rochester, New York. The Company’s revenues and expenses are primarily derived from operations in the United States. Since its inception, the Company has devoted substantially all of its efforts to research and development activities, including the development of the Company’s cell-free RNA production process. The Company does not currently generate revenue from sales of any products.

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

Futhermore, the historical financial statements of Legacy GreenLight became the historical financial statements of the combined Company upon the consummation of the Business Combination. As a result, the financial statements included in this report reflect (i) the historical operating results of Legacy GreenLight prior to the Business Combination; (ii) the combined results of ENVI and Legacy GreenLight following the close of the Business Combination; (iii) the assets and liabilities of Legacy GreenLight at their historical cost; and (iv) Legacy GreenLight’s equity structure for all periods presented, as affected by the recapitalization presentation after completion of the Business Combination.

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

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and applicable rules and regulations of the U.S. Securities and Exchange Commission ("SEC") regarding interim financial reporting. Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). All intercompany transactions and balances have been eliminated in consolidation.

Business Combination Transaction

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

Immediately before the closing of the Business Combination, ENVI held approximately $207.0 million in a trust account for its public stockholders. In connection with the Business Combination, ENVI’s public stockholders redeemed shares of public common stock for approximately $194.9 million, and the funds remaining after such redemptions, totaling approximately $12.1 million, became available to finance transaction expenses and the future operations of New GreenLight. In connection with the Business Combination, ENVI entered into agreements with new investors and existing GreenLight investors to subscribe for and purchase an aggregate of approximately 12.4 million shares of ENVI Class A Common Stock (the “PIPE Financing”). The PIPE Financing was consummated on February 2, 2022 and resulted in gross proceeds of approximately $136.4 million, prior to payment of the transaction costs (of which $13.5 million was advanced to GreenLight as of December 31, 2021 and an additional $21.8 million was advanced to GreenLight in January 2022). The direct and incremental transaction costs were approximately $25.0 million, with the net proceeds from the Business Combination of approximately $111.4 million.

The Merger is accounted for as a reverse recapitalization, whereby for accounting and financial reporting purposes, the Company was the acquirer. A reverse recapitalization does not result in a new basis of accounting, and the financial statements of the combined entity represent the continuation of the consolidated financial statements of the Company in many respects. The shares of ENVI remaining after redemptions of shares of ENVI public common stock and the unrestricted net cash and cash equivalents on the date the Business Combination was consummated are accounted for as a capital infusion to GreenLight.

Retrospective Adjustment

In accordance with guidance applicable to these circumstances, the Company retroactively applied the recapitalization to the Company’s equity structure including the consolidated statement of stockholders’ (deficit) equity from all periods presented, the total stockholders’ (deficit) equity within the Company’s consolidated balance sheet as of December 31, 2021 and 2020, and the weighted average outstanding shares basic and diluted for the years ended December 31, 2021 and 2020 as filed in Form 8 K/A with the SEC on March 31, 2022. The retroactive application reflects the equivalent number of shares of the Company’s common stock, $0.0001 par value per share, issued to Legacy GreenLight’s stockholders in connection with the Business Combination at the applicable exchange ratio of 0.6656 (the “Exchange Ratio”).

Additionally, Legacy GreenLight’s convertible preferred stock previously classified as temporary equity was retroactively adjusted, converted into common stock and reclassified to permanent equity as a result of the reverse recapitalization. All periods prior to the Business Combination have been restated to reflect the convertible preferred stock as converted to common stock, with no convertible preferred stock outstanding.

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

As presented in the financial statements, the Company has incurred substantial losses since inception and incurred net losses of $167.1 million and $112.3 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the Company had an accumulated deficit of $420.6 million. Cash used in operating activities totaled $136.7 million and $91.8 million for the years ended December 31, 2022 and 2021, respectively. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future.

As of the issuance date of the Company's annual consolidated financial statements for the years ended December 31, 2022 and 2021, the Company estimates that its existing cash and cash equivalents of $68.1 million as of December 31, 2022 will last through the second quarter of 2023 but will not be sufficient to fund its operations for twelve months from the date these financial statements are issued. The Company is evaluating a range of opportunities to extend its cash runway, including management of program spending, platform licensing collaborations, and potential financing activity.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Emerging Growth Company and Smaller Reporting Company Status

Following the Business Combination, the Company qualifies as an emerging growth company (‘‘EGC’’) as defined in the Jumpstart our Business Startups (‘‘JOBS’’) Act. The JOBS Act permits companies with EGC status to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. The Company intends to use this extended transition period to enable the Company to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date the Company (i) is no longer an EGC or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the Company's consolidated financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates.

In addition, the Company intends to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an EGC, the Company is not required to, among other things: (i) provide an auditor’s attestation report on its system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (ii) provide all of the compensation disclosures that may be required of non-EGCs under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (iii) comply with the requirements of the Public Company Accounting Oversight Board regarding the communication of critical audit matters in the auditor’s report on the consolidated financial statements (auditor discussion and analysis); and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and the disclosure of contingent assets and liabilities as of and during the reporting period. The Company bases its estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, revenue recognition, the accrual of research and development costs and the fair values of common stock (as defined below), useful lives assigned to property and equipment, and the fair value of warrant liabilities. The Company assesses estimates on an ongoing basis; however, actual results could materially differ from those estimates.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Investments qualifying as cash equivalents primarily consist of money market funds. The Company’s cash equivalents in the consolidated balance sheets at December 31, 2022 and 2021, were approximately $68.1 million and $31.4 million, respectively. All of the Company’s cash and cash equivalents are held in accounts with Silicon Valley Bank (“SVB”), and subsequent to March 10, 2023, with Silicon Valley Bridge Bank, N.A., almost all of which is in money market funds purchased pursuant to sweep account agreements with SVB, as agent.

Restricted Cash

The Company maintains letters of credit in conjunction with the Company’s lease agreements. As of December 31, 2022 and 2021, the underlying cash balance securing these letters of credit of approximately $1.3 million and $0.3 million, respectively, are classified as a noncurrent asset in the consolidated balance sheets based on the terms of the lease agreement.

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

Concentrations of Credit Risk

The Company has no significant off-balance sheet credit risk. Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, restricted cash and accounts receivable. The Company maintains deposits in accredited financial institutions in excess of federally insured limits. The Company deposits its cash and cash equivalents in financial institutions that it believes have high credit quality, has not experienced any losses on such accounts and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships. Concentration of credit risk with respect to accounts receivable is limited to customers with whom the Company has entered into collaboration agreements.

As of December 31, 2022, the Company held cash deposits at Silicon Valley Bank (“SVB”) in excess of government insured limits. On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver and SVB was subsequently transferred into a new entity, Silicon Valley Bridge Bank, N.A (“SVB Bridge Bank”). On March 12, 2023, the U.S. Treasury Department, the Federal Reserve and the FDIC jointly announced enabling actions that fully protect all SVB depositors’ insured and uninsured deposits, and that such depositors would have access to all of their funds starting March 13, 2023. On March 13, 2023, the Company was able to access its full deposits with SVB Bridge Bank.

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

ESTIMATED USEFUL LIFE
Manufacturing and field equipment	10 years
Furniture and fixtures	7 years
Laboratory equipment	5 years
Computer equipment and software	3 years
Leasehold improvements	Shorter of useful life or lease term

Property and equipment subject to a finance lease are depreciated over the shorter of the useful life or the term of the lease. Construction in progress is stated at cost, which includes direct costs attributable to the setup or construction of the related asset. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in the Company’s statement of operations.

Internal-Use Software and Cloud Computing Arrangements

The Company capitalizes certain implementation costs for internal-use software incurred in a cloud computing arrangement that is a service contract in accordance with ASC Topic 350, Intangibles - Goodwill and Other, ("ASC 350"). For such cloud computing service contracts, the Company capitalizes certain implementation costs such as the configuration and coding of the software. Capitalizable cloud computing arrangement costs are generally consistent with those incurred during the application development stage for internal-use software, however, these costs are capitalized as other assets in the Company’s consolidated balance sheets.

As of December 31, 2022, the Company capitalized implementation costs of approximately $0.4 million. There were no implementation costs capitalized as of December 31, 2021.

The Company amortizes these costs on a straight-line basis over the estimated useful life of the software, which is three years, beginning when the asset is substantially ready for use. The amortization expense recorded for the year ended December 31, 2022 was approximately $35 thousand. The amortization of capitalized software development costs is reflected in general and administrative expenses.

Impairment of Long-lived Assets

The Company evaluates its long-lived assets, which consist primarily of property and equipment and operating lease right of use assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Such events and circumstances include, but are not limited to, significant decreases in the market value of an asset, adverse changes in the extent or manner in which the asset is being used, or significant changes in business climate. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the years ended December 31, 2022 and 2021, no impairment indicators were identified.

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

The consideration allocated to each performance obligation is recognized as revenue when control is transferred for the related goods or services, which is either over time or at a point in time. Revenue is recognized over time if either (i) the customer simultaneously receives and consumes the benefits provided by the entity’s performance, (ii) the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or (iii) the entity’s performance does not create an asset with an alternative use to the Company and the Company has an enforceable right to payment for performance completed to date. If the entity does not satisfy a performance obligation over time, the related performance obligation is satisfied at a point in time by transferring the control of a promised good or service to the customer.

For contracts that include a license of intellectual property (“IP”), the Company applies judgment to determine if the license of IP is distinct from other promises in the contract. License of IP that are determined to be distinct from other promises in the contract are recognized as revenue at a point in time when the license of IP is transferred to the customer and the customer can use and benefit from the license. For licenses of IP that are combined with other promises in a contract, the Company uses judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. Determining the revenue recognition of a license of IP requires significant judgment and is discussed further for the Company’s license and collaboration agreements in Note 4, License Agreement.

At the inception of a contract that includes development or regulatory milestone payment, the Company evaluates the probability of reaching the milestones and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable a significant reversal of revenue would not occur in the future, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s control or the licensee’s control, such as milestone payments for regulatory approvals, are not considered probable of being achieved until those approvals are received. Therefore, related revenue associated with the milestone payment is constrained as management is unable to assert that a significant reversal of revenue would not be possible. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such development and regulatory milestone payments and any constraints applied, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are generally recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment. Development or regulatory milestone payments are allocated either among the various performance obligations included in a contract on a relative standalone selling price basis, or to one or more specific performance obligations to which the milestone payment primarily relates.

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

ASC 606 requires entities to record a contract asset when a performance obligation has been satisfied or partially satisfied, but the amount of consideration has not yet been received because the receipt of the consideration is conditioned on something other than the passage of time. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (e.g. receivable), before the entity transfers a good or service to the customer.

Grant Revenue

In July 2020, the Company entered into a grant agreement with the Bill & Melinda Gates Foundation to advance research in in vivo gene therapy for sickle cell disease and to explore new, low-cost capabilities for the in vivo functional cure of sickle cell and/or durable suppression of HIV in developing countries. The grant agreement with the Bill & Melinda Gates foundation provides for payments for reimbursed costs, which include general and administrative costs. As the Company is performing services under the agreement that are consistent with the Company’s ongoing central activities and the Company has determined that the Company is the principal in the agreement, the Company will recognize grant revenue as services are performed under this agreement when the funding is committed, which occurs as underlying costs are incurred. Revenues and related expenses are presented gross in the consolidated statements of operations as the Company has determined that the Company is the primary obligor under the agreement relative to the research and development services the Company performs as the lead technical expert.

Deferred Revenue

Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the Company’s consolidated balance sheets. If the related performance obligation is expected to be satisfied within the next twelve months, the related deferred revenue will be classified in current liabilities.

Deferred Financing Costs

The incremental cost, including the fair value of warrants, directly associated with obtaining debt financing is capitalized as deferred financing costs upon the issuance of the debt and amortized over the term of the related debt agreement using the effective-interest method with such amortized amounts included as a component of interest expense in the consolidated statement of operations. Unamortized deferred financing costs are presented on the consolidated balance sheets as a direct deduction from the carrying amount of the related debt obligation.

Research and Development Costs

Research and development expenses consist primarily of costs related to discovery and research and development of products, including personnel expenses, stock-based compensation expense, allocated facility-related and depreciation expenses, third-party license fees, and external costs of outside vendors engaged to conduct field trials and clinical development activities. The Company records accruals for estimated costs relating to our field trials, preclinical studies, clinical trials, and manufacturing development. A portion of our field trials, preclinical studies, clinical trials, and manufacturing development activities are conducted by third-party service providers, including contract research organizations and contract manufacturing organizations. The financial terms of these contracts may result in payments that do not match the periods over which materials or services are provided. We accrue the costs incurred under the agreements based on an estimate of actual work completed in accordance with the agreements. In the event we make advance payments for goods or services that will be used or rendered for future research and development activities, the payments are deferred and capitalized as a prepaid expense and recognized as expense as the goods are received or the related services are rendered. Research and development costs that do not meet the requirements to be recognized as an asset as the associated future benefits are uncertain and there is no alternative future use at the time the costs were incurred are expensed as incurred.

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

Income Taxes

The Company is primarily subject to U.S. federal, Massachusetts, North Carolina and New York state income taxes. The Company accounts for income taxes using the asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Company’s tax returns. Deferred tax assets and liabilities represent future tax consequences of temporary differences between the consolidated financial statement carrying amounts and the tax basis of assets and liabilities and for loss carryforwards using enacted tax rates expected to be in effect in the years in which the differences reverse. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense.

Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies. The Company also recognizes a tax benefit from uncertain tax positions only if it is “more likely than not” that the position is sustainable based on its technical merits. We evaluate uncertain tax positions on a regular basis. The evaluations are based on several factors, including changes in facts and circumstances, and changes in tax law. Interest and penalties related to unrecognized tax benefits are included within the provision for income tax. To date, we have not been subject to any interest or penalties.

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period and, if dilutive, the weighted-average number of potential shares of common stock.

Common stock equivalent shares are excluded from the computation of diluted net loss per share if their effect is antidilutive. In periods in which the Company reports a net loss, diluted net loss per share is generally the same as basic net loss per share since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss for years ended December 31, 2022 and 2021.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. As of December 31, 2022 and 2021, the Company had no items qualifying as other comprehensive loss; accordingly, comprehensive loss equaled net loss.

Deferred Offering Costs

As of December 31, 2021, the Company capitalized deferred offering costs of approximately $4.1 million. Deferred offering costs include certain legal, accounting, consulting and other third-party fees incurred directly related to the anticipated business combination. At the closing of the Business Combination, these costs were recorded in stockholders’ deficit as a reduction of additional paid-in capital.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), as subsequently amended (“Topic 842”), to improve financial reporting and disclosures about leasing transactions. This ASU requires companies that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases, where the lease terms exceed 12 months. The recognition, measurement and presentation of expense and cash flows arising from a lease by a lessee will depend primarily on its classification as a finance or operating lease; both types of leases will be recognized on the balance sheet. This ASU also requires disclosures to help financial statement users to better understand the amount, timing and uncertainty of cash flows arising from leases. On June 3, 2020, the FASB issued ASU 2020-05, which amended the effective dates of Topic 842 to give immediate relief from business disruptions caused by the COVID-19 pandemic and provides a one-year deferral of the effective date for nonpublic companies. Therefore, for public companies, the effective date was December 15, 2018, while the effective date for private companies (non-public business entities) was fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company qualifies as an EGC and adopted Topic 842 for the first time in this 2022 annual report on Form 10-K, with an effective date of January 1, 2022, using the modified retrospective approach and utilizing the effective date as its date of initial application. The Company was permitted to use the non-public business entity adoption date and Topic 842 permits non-public business entities to first adopt the leasing standard in an annual period rather than an interim period. As a result, prior period financial statements continue to be presented in accordance with ASC 840.

The Company used the optional transition method to the modified retrospective approach in which Topic 842 will not be applied to comparative periods presented and incremental disclosures are not required for periods before the Company’s adoption of Topic 842. The Company has elected this transition approach as well as the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company to not reassess certain items upon adoption, including (i) whether any existing contracts are or contain leases, (ii) the classification or existing leases and (iii) initial direct costs for existing leases. The adoption of the lease standard did not have an impact on the Company’s previously reported consolidated financial statements. The Company also elected the following practical expedients: (i) combining lease and non-lease components for all asset classes and (ii) leases with an initial term of 12 months or less are not recorded in the consolidated balance sheets, and the associated lease payments are recognized in the consolidated statements of operations on a straight-line basis over the lease term.

As a result of implementing this guidance, the Company recorded a operating right-of-use asset of $15.2 million and an operating lease liabilities of $15.9 million, respectively, as of January 1, 2022 and also derecognized total deferred rent liabilities and unamortized lease incentives of $0.7 million that existed as of December 31, 2021. The adoption of ASC 842 did not result in a cumulative-effect adjustment on retain earnings. Finance leases, which primarily relate to equipment, were largely unchanged. There was no significant change to the Company’s consolidated statements of operations resulting from the adoption of this standard. See "Note 16 - Leases" for additional details.

The Company determines if an arrangement is a lease or contains a lease at inception. Our lease agreements are generally for office and laboratory facilities under operating leases and certain equipment under financing leases, and the determination of whether such agreements contain leases generally does not require significant estimates or judgments. Our leases may also contain non-lease components such as payments of maintenance, utilities, and taxes, which we have elected to account for separately, as these amounts are readily determinable. For leases with terms greater than 12 months, the Company records a related right-of-use (“ROU”) asset and lease liability at the present value of lease payments over the term, discounted using our incremental borrowing rate (“IBR”) over the lease term (or, if readily determinable, the rate implicit in the lease). Many leases include fixed rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. The right-of-use asset is measured at cost, which includes the initial measurement of the lease liability and initial direct costs incurred and excludes lease incentives.

The lease term used to measure right-of-use lease assets and lease liabilities may include renewal options which are deemed reasonably certain to be exercised. Operating lease costs are recognized on a straight-line basis over the lease term. Variable lease payments are expensed as incurred.

Prior to January 1, 2022, the Company accounted for leases under Accounting Standards Codification 840, Leases ("ASC 840"). At lease inception, the Company determined if an arrangement was an operating or capital lease. For operating leases, the Company recognized rent expense, inclusive of rent escalations, holidays and lease incentives, on a straight-line basis over the lease term. The difference between rent expense recorded and the amount paid was recorded as deferred rent. The Company classified deferred rent as current and noncurrent liabilities based on the portion of the deferred rent that was scheduled to mature within the next twelve months.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. This new standard is effective for the Company in the fiscal year beginning January 1, 2023 and must be adopted using a modified retrospective approach, with certain exceptions. We plan to adopt this standard on January 1, 2023. We believe the adoption of this standard will not have a material impact on our consolidated financial statements.

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

Upon the closing of the Business Combination, holders of Legacy GreenLight common stock and preferred stock received shares of common stock in an amount determined by application of the Exchange Ratio. Legacy GreenLight additionally converted all of its convertible notes, including both the GLPRI issued convertible notes and the PIPE prepayment notes, to shares of common stock.

For periods prior to the Business Combination, the reported share and per share amounts have been retroactively converted by applying the Exchange Ratio. The consolidated assets, liabilities, and results of operations prior to the Business Combination are those of Legacy GreenLight.

The following table reconciles the elements of the Business Combination to the Consolidated Statements of Cash Flows and the Consolidated Statements of Stockholders’ Deficit:

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

Public Warrants

The Company concluded that following the close of the transaction, the Public Warrants met the criteria for equity classification. As of the Closing Date, the 10,350,000 shares of Public Warrants were classified as equity in accordance with the accounting policy described within Note 2 - Summary of Significant Accounting Policies and recognized in additional paid-in capital.

Private Placement Warrants

As of the Closing Date, the total value of the liability associated with the Private Placement Warrants was $1.3 million. The Company concluded that the 2,062,500 shares of Private Warrants met the definition of a liability in accordance with the accounting policy described within Note 2 - Summary of Significant Accounting Policies and have been classified as such on the balance sheet. At December 31, 2022, the fair value of the warrant liability was $0.2 million.

4.
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

Under the Development and Option Agreement, the Company has the right to exercise a license option to develop and commercialize one or more therapeutic products relating to each Reserved Target. In the event that the Company exercises the options, the Company will pay $1.5 million for the first non-exclusive license, approximately $1.8 million for the second non-exclusive license and approximately $2.8 million for the third non-exclusive license. Under the terms of the Development and Option Agreement, the Company is also responsible for the full-time employee funding obligations and reimbursements to Acuitas for certain development and material costs incurred by them, which totaled approximately $0.5 million in 2021. The Company incurred an insignificant amount of full-time employee funding obligations reimbursable to Acuitas for the year ended December 31, 2022.

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

The option exercise fee under the Development and Option Agreement was recorded as research and development expense upon the Company’s exercise of the first option. Additionally, the technology access fees, target reservation and maintenance fees, expenses associated with the full-time employee funding obligations and reimbursements for development and material costs incurred by Acuitas are recorded as research and development expense when incurred. The annual maintenance fee will be recorded as an expense on an annual basis based on the stated amount for the applicable year. Upon determination that a milestone payment is probable to occur, the amount of the milestone payment will be recorded as research and development expense. As the triggering of these milestone payments was not considered probable as of December 31, 2022 and December 31, 2021, no expense has been recorded during these periods. The royalty payment is contingent upon sales of licensed products under the Acuitas License Agreement. As such, when such expenses are considered probable and estimable at the commencement of sales, the Company will accrue royalty expense for the amount the Company is obligated to pay.

The Company recorded research and development expenses, consisting of a license maintenance fee, the technology access fees, an option exercise fee, target reservation and maintenance fees, and technology maintenance fees of approximately $1.3 million and $2.0 million for the years ended December 31, 2022 and 2021, respectively.

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

The Company has determined that the Agreement falls within the scope of ASC 606, Revenue Recognition, ("ASC 606") as it includes a customer-vendor relationship as defined by ASC 606 and thus represents a contract with a customer. The Company has determined that the license of IP granted is not distinct from the research services, which includes manufacturing technology transfer services, and thus should be combined. The Agreement contains a single performance obligation for the combined License of IP and research services. Revenue from the contract is being recognized over time, using an input-method based on labor costs as a percentage of total expected labor costs. The Company has determined that variable consideration from the development and regulatory payments of up to $17.0 million, as well as the remaining $5.0 million of the manufacturing technology transfer payment, in the Agreement should be fully constrained as of December 31, 2022, and commercial milestones and royalties will be recognized in the period the underlying sales occur. For the year ended December 31, 2022, the Company has recorded revenue of $6.4 million from the Agreement and the remaining amount of billed and unconstrained consideration is recorded as deferred revenue. Based on current estimated timelines, the Company expects to recognize the deferred revenue over approximately 12 months and is classified as current in the consolidated balance sheet as of December 31, 2022.

6.
FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

DESCRIPTION	DECEMBER 31, 2022	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
	($ in thousands)
Asset
Money market funds	$68,097	$68,097	$—	$—
Total assets measured at fair value	$68,097	$68,097	$—	$—
Liability
Warrant liabilities	$242	$—	$—	$242
Total liabilities measured at fair value	$242	$—	$—	$242

DESCRIPTION	DECEMBER 31, 2021	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
	($ in thousands)
Asset
Money market funds	$31,446	$31,446	$—	$—
Total assets measured at fair value	$31,446	$31,446	$—	$—
Liability
Warrant liabilities	$2,105	$—	$—	$2,105
Convertible debt	31,691	—	—	31,691
Total liabilities measured at fair value	$33,796	$—	$—	$33,796

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy.

There have been no transfers between fair value levels during the years ended December 31, 2022 and 2021. The carrying values of other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

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

The carrying value of the Term Loan with Horizon Bank and the Term Loan with Silicon Valley Bank term loan as of December 31, 2022 and 2021 approximates their respective fair values as the interest rate approximates the market rate for loans with similar terms and risk characteristics. The carrying value of the equipment financing does not approximate its fair value because the instrument bears interest at a rate that is not compared to those available to the Company for a similar instrument as of December 31, 2022. The Company estimated the fair value of the equipment financing using a discounted cash flow analysis and prevailing market terms as of December 31, 2022. The carrying value and fair value of the equipment financing was $5.9 million and $5.6 million as of December 31, 2022. The carrying value of the equipment financing as of December 31, 2021 approximates the fair value as the interest rate approximates the market rate for loans with similar terms and risk characteristics. The Company estimated the fair value of the convertible debt using a discounted cash flow analysis and prevailing market terms as of December 31, 2021. The carrying value and fair value of the convertible debt was $30.2 million and $28.9 million, respectively, as of December 31, 2021. There was no outstanding convertible debt as of December 31, 2022. The fair value of the convertible debt was determined using Level 3 inputs. See Note 10 - Debt for further detail of all outstanding debt as of December 31, 2022.

The following table presents a roll-forward of the aggregate fair values of the Company’s liabilities for which fair value is determined by Level 3 inputs (in thousands):

WARRANT LIABILITY
($ in thousands)
Balance — January 1, 2021	$125
Issuance of common stock warrant	610
Change in fair value	1,370
Balance — December 31, 2021	2,105
Warrants exercised in business combination	(1,633)
Warrants reclassified to equity	(387)
Change in fair value of warrants	(1,184)
Warrants assumed in business combination	1,341
Balance — December 31, 2022	$242

7.
GRANT REVENUE

In July 2020, the Company was approved to receive a grant from the Bill & Melinda Gates Foundation ("Gates Foundation") in the amount of approximately $3.3 million. As of December 31, 2021, the Company had received the entire grant award, of which approximately $2.4 million was received during the year ended December 31, 2020, and the remaining approximately $0.9 million was received during the year ended December 31, 2021. The grant funds are to be used for the sole purpose of research for in vivo gene therapy for sickle cell disease and to explore new, low-cost capabilities for the in vivo functional cure of sickle cell and or durable suppression of HIV in developing countries. The Company incurred research and development costs of approximately $0.4 million and $1.4 million associated with this grant for the years ended December 31, 2022 and 2021, respectively. The Company has recognized revenue of approximately $0.4 million and $1.6 million for the years ended December 31, 2022 and 2021, respectively. The unearned balance of approximately $0 and $1.0 million is recorded as deferred revenue in the consolidated balance sheets as of December 31, 2022 and 2021, respectively. As of December 31, 2022, we ceased any ongoing research work under such grant and are in the process of closing out all related activities and returning any remaining unused funds to the Gates Foundation. The Company has recorded $0.8 million in other current liabilities on the consolidated balance sheet as of December 31, 2022 as we are required to return all unspent funds to the Gates Foundation.

8.
PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following as of December 31, 2022 and 2021:

	DECEMBER 31,
	2022	2021
	($ in thousands)
Leasehold improvements	$25,175	$10,442
Laboratory equipment	24,373	19,590
Manufacturing and farm equipment	1,450	—
Computer hardware and software	1,338	732
Furniture and fixtures	702	—
Construction in progress	1,348	1,894
Total	54,386	32,658
Less: Accumulated depreciation and amortization	(13,021)	(9,259)
Property and equipment, net	$41,365	$23,399

As of December 31, 2022 and 2021, property and equipment, net included finance leased assets of approximately $2.6 million and $2.5 million, respectively, with accumulated amortization of approximately $2.0 million and $1.5 million, respectively. Depreciation and amortization expense for the years ended December 31, 2022 and 2021, was approximately $8.1 million and $5.7 million respectively, within the consolidated statements of operations.

As of December 31, 2022, approximately $16.6 million of leasehold improvements have been funded through tenant incentive allowances associated with leases signed in September 2021 and March 2022 related to laboratory, office and greenhouse spaces.

9.
ACCRUED EXPENSES

Accrued expenses as of December 31, 2022 and 2021 consisted of the following (in thousands):

	DECEMBER 31,
	2022	2021
	($ in thousands)
Accrued employee compensation and benefits	$5,998	$8,492
Accrued research and development	3,041	4,059
Accrued professional fees	1,152	1,888
Accrued other	3,353	185
Total accrued expenses	$13,544	$14,624

10.
DEBT

A summary of the outstanding debt as of December 31, 2022 is as follows (in thousands):

AS OF DECEMBER 31, 2022
DESCRIPTION	ISSUANCE DATE(S)	MATURITY DATE(S)	STATED INTEREST RATE	PRINCIPAL BALANCE OUTSTANDING	UNAMORTIZED DEBT DISCOUNT	DEBT BALANCE
Trinity Equipment Financing	March 2021 - August 2021	March 2024 - August 2024	9.48% - 9.73%	$5,905	$(146)	$5,759
Term Loan — Silicon Valley Bank	September 2021	September 2024	7.75%	7,000	(98)	6,902
Term Loan — Horizon	December 2021	July 2025	13.25%	15,000	(343)	14,657
Finance Lease				237	—	237
Total Debt				28,142	(587)	27,555
Less: current portion						(13,229)
Total long-term						$14,326

A summary of the outstanding debt as of December 31, 2021 is as follows (in thousands):

AS OF DECEMBER 31, 2021
DESCRIPTION	ISSUANCE DATE(S)	MATURITY DATE(S)	STATED INTEREST RATE	PRINCIPAL BALANCE OUTSTANDING	UNAMORTIZED DEBT DISCOUNT	DEBT BALANCE
Trinity Equipment Financing	March 2021 - August 2021	March 2024 - August 2024	9.48% - 9.73%	$9,454	$(252)	$9,202
Term Loan — Silicon Valley Bank	September 2021	September 2024	3.50%	10,000	(225)	9,775
Term Loan — Horizon	December 2021	July 2025	9.00%	15,000	(582)	14,418
Capital Lease				992	—	992
Total Debt				35,446	(1,060)	34,386
Less: current portion, net of current portion of debt discount						(7,234)
Total long-term						$27,152
Convertible Note — PIPE Investors	December 2021	December 2022	0.33%	13,500	—	13,500
Convertible Notes	April & May 2020	April & May 2022	5.00%	18,213	(22)	18,191
				31,713	(22)	31,691
Total debt and convertible notes				$67,159	$(1,082)	$66,077

(a)
As of December 31, 2021, the Company’s debt liability included $16.8 million of convertible notes issued by GLPRI in 2020, as well as the associated accrued interest liability of $1.4 million.

Convertible Instruments — PIPE Investors

In December 2021, certain new and existing investors in GreenLight (the “Prepaying PIPE Investors”) agreed to purchase from GreenLight convertible instruments with an aggregate principal amount of approximately $35.3 million (the “PIPE Instruments”). The Company received $13.5 million in December 2021 and $21.8 million in January 2022.

In conjunction with entering into the PIPE Instruments, each PIPE Investor entered into a side letter agreement (the “Side Letter”) with GreenLight, which required the PIPE Investor to tender its PIPE Instrument as a corresponding payment for all or a portion of such PIPE Investor’s purchase of shares upon the closing of a business combination.

In February of 2022, in accordance with the Business Combination, $35.3 million of the PIPE Instruments were surrendered, cancelled and converted into shares of common stock. The Company determined that the cancellation and conversion of the PIPE Instruments represented an extinguishment for accounting purposes.

Term Loan — Horizon

In December 2021, the Company entered into a loan and security agreement with Horizon Technology Finance Corporation and Powerscourt Investments XXV, LP (together “Horizon”), which provided for a term loan facility in an aggregate principal amount of up to $25.0 million, $15.0 million of which was borrowed at the closing and the remainder of which may be borrowed following the achievement of certain milestones, but not after June 30, 2022. As of June 30, 2022, the Company had not borrowed, and could no longer borrow the remainder of the term loan.

Accrued interest is payable monthly. The principal of each term loan must be repaid in equal monthly installments beginning February 1, 2023, with a scheduled final maturity date of July 1, 2025. The Company may prepay the term loans in full, but not in part, without premium or penalty, other than a premium equal to (i) 3% of the principal amount of any prepayment made within 12 months after the applicable funding date, (ii) 2% of the principal amount of any prepayment made between 12 and 24 months after the applicable funding date and (iii) 1% of the principal amount of any prepayment made more than 24 months after the applicable funding date. On the earlier of the scheduled final maturity date and the prepayment in full of the term loans, the Company must pay a final payment fee equal to 3.0% of the original principal amount of the funded term loans. The final payment is being accreted to interest expense over the term of the loan using the effective interest method and is being recorded in other liabilities on the Company's consolidated balance sheets.

The debt was recorded based on proceeds received net of related debt issuance costs of approximately $0.6 million, which are being amortized over the term of this financing agreement. The debt issuance costs include the fair value of approximately $0.4 million for the warrants the Company is committed to issue in conjunction with this financing. The warrants were issued on January 19, 2022. See Note 11 – Warrants for further discussion of the warrants.

Term Loan — Silicon Valley Bank

In September 2021, the Company entered into a loan and security agreement with Silicon Valley Bank (“SVB”), which provided for a term loan facility in an aggregate principal amount of up to $15.0 million, $10.0 million of which was borrowed at the closing and the remainder of which may be borrowed following the achievement of certain milestones, but not after March 31, 2022. As of March 31, 2022, the Company had not borrowed, and could no longer borrow the remainder of the term loan. On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver and SVB was subsequently transferred into a new entity, Silicon Valley Bridge Bank, N.A (“SVB Bridge Bank”).

The loan and security agreement with SVB contains customary affirmative and negative covenants and customary events of default; it does not contain a financial covenant. The loan and security agreement with SVB also includes the obligation for the Company to maintain all of its cash in accounts with SVB, including at all times amounts sufficient to repay all loan obligations, which if not met constitutes an event of default under the agreement.

Accrued interest is payable monthly. The principal of each term loan must be repaid in equal monthly installments beginning April 1, 2022, with a scheduled final maturity date of September 1, 2024. On the earlier of the scheduled final maturity date and the prepayment in full of the term loans, the Company must pay a final payment fee equal to 4.0% of the original principal amount of the term loans. The final payment is being accreted to interest expense over the term of the loan using the effective interest method. GreenLight may prepay the term loans in increments of $5.0 million and without premium or penalty, other than a premium equal to (i) with respect to any prepayment made on or before September 22, 2022, 3% of the principal so prepaid, (ii) with respect to any prepayment made after September 22, 2022 and on or before September 22, 2023, 2% of the principal so prepaid and (iii) with respect to any prepayment made after September 22, 2023 and on or before September 1, 2024, 1% of the principal so prepaid. GreenLight granted a first-priority, perfected security interest in substantially all of its present and future personal property and assets, excluding intellectual property, to secure its obligations to SVB.

The debt was recorded based on proceeds received net of related debt issuance costs of approximately $0.3 million. The debt issuance costs include the fair value of approximately $0.2 million for the 34,427 shares of common warrants the Company previously issued in conjunction with this financing. No additional common warrants were issued in conjunction with this financing. Total debt issuance costs of approximately $0.4 million is being amortized over the term of this financing agreement.

Equipment Financing

On March 29, 2021, the Company entered into a master equipment financing agreement with Trinity Capital ("Trinity") authorizing equipment financing in the aggregate of approximately $11.3 million with advances to be made as follows: (1) up to $5.0 million at execution of the agreement and (2) the remaining balance to be drawn at the Company’s option but no later than September 1, 2021. The monthly payment factors are determined by Trinity based on the Prime Rate reported in The Wall Street Journal on the first day of the month in which a financing schedule is executed, which as of the effective date of the equipment financing agreement was 3.25%. As of December 31, 2021, the Company had drawn the entire $11.3 million on multiple advances, which is repayable over a 36-month period that commenced on the advance date. The historical cost of the assets subject to a lien under this financing arrangement is approximately $14.7 million.

The debt was recorded based on proceeds received net of related debt issuance costs of approximately $0.4 million, which are being amortized over the term of this financing agreement. The debt issuance costs include the fair value of approximately $0.1 million for the 146,325 common stock warrants the Company issued in conjunction with this financing.

Convertible Notes

In April and May 2020, GLPRI issued a series of convertible notes payable in exchange for cash totaling approximately $16.8 million (the “2020 Notes”). The Company guaranteed payment and performance of the 2020 Notes. The 2020 Notes bear interest at 5% per annum that is accrued each period and is payable at maturity. The effective interest rate was 5.4% as of December 31, 2021. The total amount of accrued interest on the notes is approximately $0.6 million and $1.4 million as of December 31, 2020 and 2021, respectively. The 2020 Notes mature two years after their respective issuance dates. The 2020 Notes are only pre-payable with the consent of the holders. GLPRI is required to settle the total outstanding principal together with any accrued but unpaid interest on the maturity date.

The 2020 Notes provide the option to convert the outstanding principal, plus accrued and unpaid interest, into shares of the Company’s Series D Preferred Stock (on or after the date of the Series D Preferred Stock financing) or the right to receive royalties on future sales of certain of GLPRI’s products.

In conjunction with entering into the 2020 Note agreements, each holder entered into a side letter agreement (the “Side Letter”) with GreenLight and GLPRI, which gives the holder the right to convert the 2020 Notes into shares of Series D Preferred Stock at a discounted conversion price (85% of the price per share of the Series D Preferred Stock) in the event that the Series D financing is deemed an inside round. This discount did not apply as the Series D financing was determined not to be an inside round. At issuance, the Company concluded that the fair value of the discount feature was de minimis.

The 2020 Notes include the following conversion and redemption features:

•
From the date of the initial closing of the then-next equity financing of the Company (the “Series D Financing”) until maturity, conversion at the option of the holder into Series D Preferred Stock (based upon the original issue price of the Series D Preferred Stock) or the right to receive certain royalty payments over a 15-year period, commencing on the conversion date (such royalty payment being equal to the net sales of specified GLPRI products multiplied by the adjusted royalty rate, such royalty payment not to exceed the net profit in any quarter).
•
Upon the occurrence of certain contingent events after the Company’s Series D Financing and before maturity, automatic conversion into Series D Preferred Stock (based upon the original issue price of the Series D Preferred Stock).
•
Automatic redemption upon an event of default, as defined in the 2020 Notes. Upon the occurrence of an event of default, the 2020 Notes will either automatically become due and payable or can become due and payable at the holder’s option (based on the nature of the event of default). Upon such acceleration, all outstanding principal (with no penalty) and unpaid accrued interest will become payable.

The Company assessed the embedded features within the 2020 Notes and determined that the features do not meet the definition of a derivative or were clearly and closely related to the host contract, and thus did not require separate accounting. In addition, the optional redemption feature to receive royalty payments is subject to a scope exception from derivative accounting.

The 2020 Notes were recorded based on proceeds received and were recorded net of related debt issuance costs of approximately $0.1 million, which are being amortized to interest expense using the effective interest rate method over the term of the notes.

In August 2021, the 2020 Notes were amended and restated to make the Company the sole obligor under the 2020 Notes and to remove the right to receive royalties on future sales of certain products.

In connection with the Merger (See Note 3 - Business Combination), all $16.8 million of the Company’s outstanding convertible notes, which were issued in 2020, and accrued interest of $1.6 million converted into 10.1 million shares of Series D Preferred Stock. Concurrently with the business combination, the Series D Preferred Stock was exchanged for shares of common stock of New GreenLight in February of 2022.

Loan Interest Expense and Amortization

The Company’s total interest expense was approximately $4.1 million and $2.4 million for the year ended December 31, 2022 and 2021, respectively. The following summarizes the components of total interest expense (in thousands):

	DECEMBER 31,
	2022	2021
Interest paid or accrued	$3,460	$2,253
Non-cash amortization of debt discount and deferred financing cost	663	166
Total	$4,123	$2,419

Scheduled future principal payments on total outstanding debt, as of December 31, 2022, are as follows (in thousands):

DECEMBER 31,
2023	$13,623
2024	11,019
2025	3,500
Total	$28,142

11.
WARRANTS

Common Stock Warrants Classified as Liabilities

The Private Placement Warrants may not be redeemed by the Company so long as the Private Placement Warrants are held by the initial purchasers, or such purchasers’ permitted transferees. The Private Placement Warrants have terms and provisions identical to those of the Public Warrants which are discussed below, including as to exercise price, exercisability, and exercise period, except if the Private Placement Warrants are held by someone other than the initial purchasers’ permitted transferees, then the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. On the Closing Date and as of December 31, 2022, there were 2,062,500 Private Warrants issued and outstanding. These warrants are recognized as liabilities on the consolidated balance sheets and were measured at their inception date fair value and subsequently remeasured at each reporting period with changes recorded as a component of other income (expense) in the Company’s consolidated statements of operations.

Warrant Class	Shares	Inception Date Fair Value (in thousands)	Issuance Date	Exercise Price	Expiration Date
Private Placement Warrants	2,062,500	$1,341	February 2, 2022	$11.50	March 2, 2027

The fair value of the Private Placement Warrants upon initial recognition and as of December 31, 2022 was estimated to be approximately $1.3 million and $0.2 million respectively, and was measured using the Black-Scholes option-pricing model with the following assumptions:

Valuation Assumptions	Initial Recognition (As of February 2, 2022)	As of December 31, 2022
Fair value of common stock	$8.82	$1.18
Risk free interest rate	1.59%	4.05%
Volatility	15.9%	69.0%
Estimated time (in years)	5.00	4.17

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

Warrant Class	Shares	Issuance Date	Exercise Price	Expiration Date
Common stock warrant	85,552	January 19, 2022	$5.26	January 19, 2032

The warrant’s fair value upon issuance was estimated to be approximately $0.4 million, and was measured using a Black-Scholes option-pricing model with the following assumptions:

Valuation Assumptions	At Issuance (As of January 19, 2022)
Fair value of common stock	$5.89
Risk free interest rate	1.50%
Volatility	59.6%
Estimated time (in years)	10.00

In connection with the Loan Agreement the Company entered into with Horizon which provided for a term loan facility in an aggregate principal amount of up to $25.0 million, of which $15.0 million was borrowed at the closing (See Note 10 - Debt). The Company issued warrants for both the $15.0 million loan drawn at the closing and the remaining $10.0 million available commitment which had different terms and conditions. In conjunction with the $10.0 million available commitment, the Company made available to Horizon a warrant to purchase up 57,034 shares, of which 28,517 shares of the Company’s common stock were issued at an exercise price per share of $5.26. These warrants were recognized as liabilities and were measured at their inception date fair value and subsequently remeasured at each reporting period with changes recorded as a component of other income in the Company’s consolidated statements of operations. The warrants issued for the $10.0 million available commitment is summarized below as a liability-classified Common Stock Warrant.

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

The warrant’s fair value upon issuance and as of June 30, 2022 was estimated to be approximately $0.2 million and $35 thousand, respectively, and was measured using a probability weighted Black-Scholes option-pricing model with the following assumptions:

Valuation Assumptions	At Issuance (As of January 19, 2022)	As of June 30, 2022
Fair value of common stock	$5.89	$2.21
Risk free interest rate	1.50%	2.39%
Expected volatility	59.6%	59.6%
Estimated time (in years)	10.50	10.00

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

The following table presents a roll-forward of the Company’s warrants from December 31, 2021 to December 31, 2022:

	COMMON STOCK WARRANTS	PREFERRED STOCK WARRANTS
Warrants Outstanding, December 31, 2021 (1)	207,376	635,404
Exercised in the business combination (1)	(207,376)	(635,404)
Issued (1)	75,924	—
Assumed in the business combination	12,412,500	—
Exercised subsequent to the business combination	(105,120)	—
Warrants Outstanding, December 31, 2022	12,383,304	—

(1) Number of warrants have been adjusted to reflect the exchange for New GreenLight warrants at an exchange ratio of approximately 0.6656 as a result of the Business Combination. See Note 3 - Business Combination for further information.

12.
STOCKHOLDERS' EQUITY

Authorized shares

The Company was authorized to issue 500,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock as of December 31, 2022 and 191,500,000 shares of $0.001 par value common stock as of December 31, 2021.

On August 11, 2022, the Company entered into Securities Subscription Agreements (the “Subscription Agreements”) with certain accredited investors (collectively, the “Purchasers”), providing for the sale by the Company of 27,640,301 shares (the “Shares”) of its common stock (the “Common Stock”) at a purchase price of $3.92 per share, in a private placement (the “Private Placement”). The Shares were issued (the “Closing”) simultaneously with the execution and delivery of the Subscription Agreements and subsequently registered with the SEC in September of 2022. The total proceeds received from this transaction, net of transaction costs, were $106.0 million.

As of December 31, 2022 and 2021, the total number of shares of common stock issued and outstanding was 151,587,165 and 96,575,107, respectively. As of December 31, 2022 and 2021, there were 12,383,304 and 207,376, respectively, warrants to purchase the Company’s common stock outstanding. As of December 31, 2022, there were no shares of preferred stock issued or outstanding.

Legacy Greenlight Redeemable Convertible Preferred Stock

In connection with the Business Combination, Legacy Redeemable Convertible Preferred Stock previously classified as temporary equity was retroactively adjusted, converted into common stock at an exchange ratio of approximately 0.6656, and reclassified to permanent equity as a result of the reverse recapitalization. As of December 31, 2022, there was no Legacy Redeemable Convertible Preferred Stock authorized, issued or outstanding.

13.
STOCK-BASED COMPENSATION

2022 Stock Incentive Plan

On February 1, 2022, stockholders approved the New GreenLight 2022 Equity and Incentive Plan, or the “New GreenLight Equity Plan”, or “Equity Plan”, replacing the GreenLight 2012 Equity Plan (the “2012 Plan”), pursuant to which the Company’s Board of Directors may grant stock options, both incentive stock options and nonstatutory stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, dividend equivalent rights, or cash awards to employees, directors and consultants. In connection with the adoption of the Equity Plan, no further option grants are permitted under the 2012 Plan and any expirations, cancellations, or terminations under the 2012 Plan are available for issuance under the Equity

Plan. There are 31,750,000 registered shares of common stock reserved for issuance under the Equity Plan. As of December 31, 2022, of which 7,905,273 shares remain available for future grants under the Equity Plan.

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

The fair value of stock option awards is estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	YEARS ENDED DECEMBER 31,
	2022	2021
Fair value of underlying common stock	$3.10	$1.23 - $8.85
Weighted average risk-free interest rate	3.08%	0.48% - 1.42%
Expected term (in years)	6.2	6.0
Expected volatility	64.0%	56.3% - 68.9%
Expected dividend yield	0%	0%

The following table summarizes the activity of the Company’s stock options under the Equity Plan for the year ended December 31, 2022:

	SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	AVERAGE REMAINING CONTRACTUAL TERM (in years)	AGGREGATE INTRINSIC VALUE (in thousands)
Outstanding at December 31, 2021	18,101,548	$1.14	8.0	$139,505
Granted	8,000,049	5.09
Exercised	(1,042,750)	0.54
Cancelled or forfeited	(2,007,659)	3.57
Outstanding at December 31, 2022	23,051,188	$2.35	7.8	$7,192
Vested and expected to vest at December 31, 2022	23,051,188	$2.35	7.8	$7,192
Exercisable at December 31, 2022	10,462,192	$1.00	6.5	$5,490

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2022, and 2021 was $3.10 per share and $1.92 per share, respectively. As of December 31, 2022, total unrecognized compensation expense related to stock options totaled approximately $23.1 million, which is expected to be recognized over a weighted-average period of 3.0 years.

The aggregate intrinsic value of common stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The intrinsic value of options exercised in 2022 and 2021 was approximately $4.8 million and $2.1 million, respectively.

Restricted Stock

The fair value of each restricted common stock award is estimated on the date of grant based on the fair value of the Company’s common stock on that same date.

A summary of the Company’s restricted stock activity during the years ended December 31, 2022, and 2021 is presented below:

	SHARES	WEIGHTED AVERAGE GRANT DATE FAIR VALUE
Unvested shares as of December 31, 2021	4,231	$0.76
Vested	(4,231)	0.23
Unvested shares as of December 31, 2022	—	$—

The total fair value of restricted stock that vested during the year ended December 31, 2022 and 2021 was approximately $9 thousand and $25 thousand, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense recorded as research and development and general and administrative expenses, for employees, directors and non-employees during the years ended December 31, 2022 and 2021 is as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2022	2021
Research and development	$3,520	$1,018
General and administrative	5,319	973
Total stock-based compensation expense	$8,839	$1,991

For the year ended December 31, 2022, the Company recognized additional stock-based compensation expense associated with 292,650 shares subject to GreenLight options that vest based on both a liquidity and a service condition. At the date of grant in 2020, achievement of the conditions in the performance-based award was deemed not probable and, accordingly, the grant date fair value of the award was zero based upon the probable outcome of such conditions. The liquidity condition is satisfied upon the occurrence of certain events, including a merger or acquisition or other business combination transaction involving the Company and a publicly traded special purpose acquisition company or other similar entity and, as a result, the liquidity condition for certain of GreenLight’s options was satisfied upon the completion of the Business Combination. Assuming achievement of the highest level of performance, the performance-based award would have had a grant date fair value of $0.2 million. In December 2021, the Company’s Board of Directors voted to extend the length of time to allow for the performance vesting to occur by March 31, 2022. The fair value of the award, as modified, was $2.1 million as of the modification date. Upon closing of the Business Combination, the Company recognized approximately $1.4 million of incremental stock-based compensation expense associated with these options during the three months ended March 31, 2022, and the remainder is being recognized over the remaining service period.
14.
NET LOSS PER SHARE

The following table summarizes the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	YEAR ENDED DECEMBER 31,
	2022	2021
Numerator:
Net loss	$(167,055)	$(112,310)
Denominator:
Weighted-average common stock outstanding	131,975,528	96,371,189
Net loss per share, basic and diluted	$(1.27)	$(1.17)

The Company’s potential dilutive securities include unvested restricted stock, common stock options and common stock warrants. The Company excluded the following potential common stock, presented based on amounts outstanding at period end, from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	AS OF DECEMBER 31,
	2022	2021
Unvested restricted stock	—	4,231
Options to purchase common stock	23,051,188	18,101,548
Common stock warrants	12,383,304	207,376
Total	35,434,492	18,313,155

15.
INCOME TAXES

The domestic and foreign components of the Company's total loss before provision (benefit from) incomes taxes for the years ended December 31, 2022 and 2021 consisted of the following (in thousands):

	YEAR ENDED DECEMBER 31,
	2022	2021
Domestic	$(165,742)	$(112,310)
Foreign	(221)	—
Total	$(165,963)	$(112,310)

The components of income tax provision consisted of the following for the years ended December 31, 2022 and 2021 (in thousands):

	YEAR ENDED DECEMBER 31,
	2022	2021
Current provision for income taxes:
U.S.	$—	$—
Foreign	1,092	—
Total current provision for income taxes	1,092	—
Deferred tax provision - U.S.	—	—
Deferred tax provision - Foreign	—	—
Total provision for income taxes	$1,092	$—

The foreign income tax provision relates to the foreign withholding taxes on payments made by SIIPL, pursuant to the research and collaboration agreement.

A reconciliation of the Company’s effective tax rate to the statutory federal income tax rate is as follows for the years ended December 31, 2022 and 2021, respectively:

	YEAR ENDED DECEMBER 31,
	2022	2021
Federal income tax expense at statutory rate	21.0%	21.0%
State income taxes	7.8%	6.9%
Permanent items	(0.1)%	(0.5)%
Change in valuation allowance	(34.3)%	(30.6)%
Federal R&D tax credits	3.3%	3.0%
Foreign tax	(0.7)%	0.0%
Other	2.3%	0.2%
Effective income tax rate	(0.7)%	0.0%

Deferred tax assets and liabilities reflect the net tax effects of net operating loss (NOLs) and tax credit carryforwards and temporary differences between the carrying amount of assets and liabilities for financial reporting and the amounts used for tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2022, and 2021 were as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2022	2021
Deferred tax assets:
Federal net operating loss carryforwards	$58,003	$48,956
State net operating loss carryforwards	15,027	12,477
Tax credits	17,136	8,736
Stock based compensation	1,840	233
Capitalized research and development expenses	34,203	3,649
Operating lease assets	13,764	—
Accruals and other	985	1,482
Total deferred tax assets	140,958	75,533
Valuation allowance	(131,320)	(74,340)
Total deferred tax assets	$9,638	$1,193
Deferred tax liabilities:
Depreciation and amortization	$(677)	$(1,193)
Operating lease liability	(8,444)	—
Prepaids and other	(517)	—
Total deferred tax liabilities	(9,638)	(1,193)
Total net deferred tax assets (liability)	$—	$—

As of December 31, 2022, the Company had federal NOL carryforwards of $276.2 million and state NOL carryforwards of approximately $237.8 million, which are available to reduce future taxable income. The Company also had federal tax credits of $13.9 million as of December 31, 2022. The federal NOLs generated before 2018 of approximately $27.1 million will expire at various dates through 2037, and NOL carryforwards generated after 2017 of approximately $249.1 million have an indefinite carryforward period. The state NOLs and tax credit carryforwards will expire at various dates through 2042.

After consideration of all the evidence, both positive and negative, the Company has recorded a valuation allowance against its deferred tax assets at December 31, 2022 and 2021, respectively because the Company’s management has determined that it is more likely than not that these assets will not be fully realized.

Utilization of the NOL carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company has not completed an evaluation of ownership changes through December 31, 2022, to assess whether utilization of the Company’s NOL or research and development credit carryforwards would be subject to an annual limitation under Section 382. To the extent an ownership change occurs in the future, the NOL and credit carryforwards would be subject to limitation.

The Company has generated federal and state research and development credits but has not conducted a study to document the qualified activity. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed, and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

As of December 31, 2022 and 2021, respectively, the Company had not recorded any uncertain tax provisions. The Company files income tax returns in the U.S. federal and various state jurisdictions. The federal and state income tax returns are generally subject to examinations for the tax years ended December 31, 2018, through December 31, 2022. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. There are currently no federal or state audits in process.

16.
LEASES

The Company leases certain laboratory and office spaces under operating leases and certain equipment under financing leases. Determination if an arrangement is a lease occurs at inception. For leases with terms greater than 12 months, the Company records a related right-of-use (“ROU”) asset and lease liability at the present value of lease payments over the term. Many leases include fixed rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. The Company’s leases generally do not provide an implicit rate, and thus the Company estimated the incremental borrowing rate in calculating the present value of the lease payments. The Company has elected not to record a ROU asset and lease obligation for short-term leases (with terms less than 12 months) or separate non-lease components from associated lease components for all asset classes. As a result, all contract consideration is allocated to the single lease component.

The Company leases certain of its facilities under non-cancellable operating and financing leases expiring at various dates through 2042. The Company is also responsible for utilities, maintenance, insurance, and property taxes under these leases which are variable payments. Our lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms. We often receive customary incentives from our landlords, such as reimbursements for tenant improvements and rent abatement periods, which effectively reduce the total lease payments owed for these leases. Leases are classified as operating or financing at commencement. Certain leases include options to renew or terminate at the Company’s discretion. The lease terms include periods covered by these options if it is reasonably certain the Company will renew or not terminate.

Operating Leases

In February 2021, the Company entered into a sublease agreement for additional lab space in Medford, Massachusetts. The initial term of the lease is 48 months, expiring on February 28, 2025, unless otherwise extended. The base rent for this lease is approximately $0.7 million, subject to annual escalations for cost-of-living adjustments.

In June 2021, the Company entered into an operating lease agreement for additional office space in Medford, Massachusetts. The initial term of the lease is 44 months, expiring on February 28, 2025, unless otherwise extended. The base rent for this lease is approximately $2.7 million, subject to annual escalations for cost-of-living adjustments.

In September 2021, the Company entered into a lease for new laboratory, office and greenhouse space in Research Triangle Park, North Carolina, which commenced in January 2022. The lease term expires in December 2033 with the option to extend the lease for 5 years. The base rent for this lease is approximately $2.3 million per year, subject to a 3% increase each year.

In November 2021, the Company entered into an operating lease amendment for additional laboratory and office space in Rochester, New York. The initial term expires in March 2026, with two additional options to extend the lease for 5 years each. Base rent for this lease is approximately $0.1 million per year subject to annual escalations.

In March 2022, the Company entered into a lease for new laboratory and office space in Lexington, Massachusetts, which commenced in May 2022 consisting of approximately 59,000 square-feet of laboratory and office space. The lease term expires in July 2033 with the option to extend the lease for 5 years. The base rent for this lease is approximately $3.9 million per year, subject to a 3% increase each year.

In March 2022, the Company entered into a lease for farm land in Spain. The lease term expires in March 2042. The base rent for this lease is approximately $0.1 million per year.

In December 2022, the Company entered into a lease for farm land located in Colusa County, California, which commences in January 2023. The lease term expires in December 2032. The base rent for this lease is approximately $0.1 million per year, subject to annual increases based on the consumer price index beginning on January 1, 2024.

Terminated Research Triangle Park Lease

On September 12, 2022, the Company entered into the Third Amendment to Lease with the landlord, which modified the lease to accelerate the lease termination date to January 6, 2023 (the “Lease Termination Date”). The Company was obligated to make rental payments outlined in the lease agreement until the Lease Termination Date.

In connection with the signing of the Lease Termination Agreement, the Company remeasured the lease liability and right-of-use asset and recognized a gain of approximately $0.5 million that was recorded in operating expenses in the Company's consolidated statement of operations for the year ended December 31, 2022.

Finance Leases

The Company acquired certain equipment with a value of approximately $0.1 million under finance lease arrangements during the year ended December 31, 2022. There was no equipment obtained under finance lease arrangements for the year ended December 31, 2021. The Company leases certain laboratory equipment under these arrangements with fixed payments due through December 2023.

The following table reconciles the right of use operating and finance leases and corresponding liabilities to the balance sheet as of December 31, 2022 (in thousands):

	CLASSIFICATION ON THE CONSOLIDATED BALANCE SHEET	DECEMBER 31, 2022
Assets:
Right of use asset - operating lease	Right-of-use assets	$32,766
Right of use asset - financing lease	Property and equipment, net	519
Total lease assets		$33,285
Liabilities:
Current:
Operating lease liabilities, current	Lease liabilities, current portion	3,358
Finance lease liabilities, current	Long-term debt, current portion	210
Non-current:
Operating lease liabilities, net of current portion	Lease liabilities, net of current portion	49,569
Finance lease liabilities, net of current portion	Long-term debt, net of current portion	28
Total lease liabilities		$53,165

Right of use assets in exchange for right of use operating lease liabilities included approximately $16.6 million of tenant improvements funded by the landlords.

The following table provides the components of the Company's lease costs for the year ended December 31, 2022 (in thousands):

DECEMBER 31, 2022
Operating lease costs	$10,896
Short-term lease costs	560
Variable lease costs	1,346
Total operating lease costs	$12,802

Finance lease costs:
Amortization of right-of-use assets	591
Interest on lease liabilities	107
Total finance lease costs	$698

Total lease costs	$13,500

Other information related to leases for the year ended December 31, 2022 were as follows (in thousands):

DECEMBER 31, 2022
(Gain) on lease modification	(527)

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$7,762
Operating cash flows for finance leases	145
Finance cash flows for finance leases	679

Right-of-use assets obtained in exchange for operating lease liabilities	$39,554
Right-of-use assets obtained in exchange for finance lease liabilities	71

Operating Leases
Weighted average remaining lease term (years)	10.33
Weighted average discount rate	11.13%

Finance Leases
Weighted average remaining lease term (years)	1.66
Weighted average discount rate	7.20%

A summary of the Company’s future minimum lease payments under noncancelable leases as of December 31, 2022, is as follows:

	DECEMBER 31, 2022
	OPERATING LEASES	FINANCE LEASES
	($ in thousands)
2023	$9,012	$216
2024	9,308	32
2025	8,194	—
2026	8,119	—
2027	8,100	—
Thereafter	45,752	—
Total future minimum lease payments	88,485	248
Less: imputed interest	(35,558)	(10)
Total	$52,927	$238

A summary of the Company's future minimum lease payments under non-cancelable lease agreements, presented as of December 31, 2021 in accordance with ASC 840, is as follows:

	DECEMBER 31, 2021
	OPERATING LEASES	FINANCE LEASES
	($ in thousands)
2022	$7,841	$779
2023	7,257	330
2024	2,549	—
2025	1,450	—
2026	1,242	—
Thereafter	5,359	—
Total future minimum lease payments	25,698	1,109
Less: imputed interest	—	(117)
Total	$25,698	$992

17.
COMMITMENTS AND CONTINGENCIES

Legal proceedings

Legal claims may arise from time to time in the normal course of business. There are no such claims as of December 31, 2022 and 2021, that are expected to have a material effect on the Company’s consolidated financial statements.

Other funding commitments

In November 2021, the Company entered into a manufacturing and development contract service agreement with a contract development and manufacturing organization for the Company’s mRNA COVID-19 vaccine. Based on the Company’s minimum purchase commitments, the Company expects to pay the organization a minimum of approximately $8.8 million in service fees under the agreement, excluding the cost of raw materials. Based on the current schedule, the Company expects to incur the majority of these expenses in 2022 and the remainder in 2023. For the year ended December 31, 2022, the Company has incurred approximately $5.9 million in costs under this service agreement.

18.
DEFINED CONTRIBUTION PLAN

The GreenLight Biosciences 401(k) Retirement Plan is a defined contribution plan in the form of a qualified 401(k) plan in which substantially all employees are eligible to participate upon employment. Subject to certain IRS limits, eligible employees may elect to contribute from 1% to 100% of their compensation. Company contributions to the plan are at the sole discretion of the Company. During the years ended December 31, 2022 and 2021, respectively, the Company did not provide any matching contribution to employees.

19.
RESTRUCTURING EXPENSES

In October 2022, the Company announced a restructuring plan to realign operating costs to better focus on near-term value drivers, which resulted in a reduction of the Company’s workforce by approximately 25%. During the year ended December 31, 2022, the Company recorded $0.1 million and $0.9 million in general and administrative expense and research and development expense, respectively, of severance, benefits and related costs as restructuring expenses in our statements of operations. The Company expects that substantially all of the accrued restructuring costs as of December 31, 2022 will be paid in cash by the end of first quarter 2023.

The following table provides the components of the Company's accrued restructuring costs for the year ended December 31, 2022 (in thousands):

DECEMBER 31, 2022
Severance and benefit costs	$959
Severance payments	(795)
Balance — December 31, 2022	$164

20.
RELATED PARTY TRANSACTION

The Company is party to a Lease Agreement (the “Farmland Lease”) with Mendocino View Farm, LLC, which is a wholly-owned subsidiary of Fall Line Endurance Fund, LP (“Fall Line”). Fall Line is a greater than 5% shareholder of the Company and Eric O’Brien, a director on the Company’s Board of Directors, is the co-founder and Managing Director of Fall Line. Pursuant to the terms of the Farmland Lease, the Company is leasing approximately 81.25 acres of farmland for research and development purposes at an annual rental rate of $90,000 plus operating expenses. The initial term of the Farmland Lease is ten years commencing on January 1, 2023, subject to an option to extend for an additional ten years. Under the Farmland Lease, the Company agreed to pay $350,000 as additional rent, payable in two installments of $175,000 on each of January 1, 2023 and January 1, 2024. Fall Line provided the Company an allowance of $70,000 towards tenant improvements. Either party under the Farmland Lease may terminate the Farmland Lease subject to a termination fee of $200,000. Finally, the Company has a right of first offer to purchase the leased farmland in the event Fall Line intends to sell all or any portion of the leased farmland.

21.
SUBSEQUENT EVENTS

The Company has completed an evaluation of all subsequent events through March 28, 2023, the date these consolidated financial statements were available to be issued. There were no subsequent events that require adjustments to or disclosure in the financial statements, except for those referenced below.

On January 8, 2023, the Company entered into a Collaboration and License Agreement with EpiVax Therapeutics, Inc ("EVT"). Pursuant to which GreenLight granted EVT an exclusive, royalty-free sublicensable license to use GreenLight’s proprietary technology platform and EVT granted GreenLight an exclusive, royalty-free sublicensable license to use EVT’s proprietary immunoinformatics tools, in each case, to develop, manufacture and commercialize mRNA-based oncological vaccines (whether therapeutic, prophylactic or otherwise) in all territories worldwide. Furthermore, GreenLight and EVT each agreed to exclusively develop, manufacture, commercialize and collaborate with each other on mRNA-based pharmaceutical preparation, substance, formulation or dosage (whether singly or in combination with any other product, materials, or technology) that uses the GreenLight technology and the EVT technology for the treatment of diseases through mRNA-based oncological vaccines. The initial indication for the first potential product candidate will target bladder cancer. GreenLight, at its option, will be the sole manufacturer for such jointly-developed products under the Collaboration Agreement.