Form 10-Q
period 2023-03-31
GreenLight Biosciences Holdings, PBC
filed 2023-05-11
CIK 1822691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 8, 2023, the registrant had 151,681,314 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) includes forward-looking statements regarding, among other things, the business and financial plans, strategies, and prospects of GreenLight Biosciences Holdings, PBC (“we,” “us,” “our,” the “Company” or “New GreenLight”). These statements are based on the beliefs and assumptions of the management of the Company. Although the Company believes that the plans, intentions, and expectations reflected in or suggested by these forward-looking statements are reasonable, it cannot assure you that it will achieve or realize these plans, intentions, or expectations. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, and any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes”, “estimates”, “expects”, “projects”, “forecasts”, “may”, “might”, “will”, “should”, “seeks”, “plans”, “scheduled”, “possible”, “anticipates”, “intends”, “aims”, “works”, “focuses”, “aspires”, “strives” or “sets out” or similar expressions. Forward-looking statements are not guarantees of performance. Forward-looking statements involve a number of risks, uncertainties (many of which are beyond the Company’s control) or other factors that may cause actual results or performance to differ materially from those expressed or implied by these forward-looking statements. You should not place undue reliance on these statements, which speak only as of the date these statements were made. These risks and uncertainties include, but are not limited to, the following risks, uncertainties (some of which are beyond the Company’s control) or other factors:

•
We have incurred significant operating losses since inception. Our recurring losses from operations raise substantial doubt regarding our ability to continue as a going concern;
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

•
Our receipt of a written non-binding indication of interest from a strategic acquiror may or may not result in an actual completed transaction. The uncertainty surrounding the outcome could adversely impact our business operations, interfere with our ability to attract and retain personnel, result in the incurrence of significant expenses and cause our stock price to be subject to significant fluctuation or otherwise be adversely impacted depending on the outcome of such transaction process.
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
•
other factors detailed in the “Risk Factors” sections of this Report, the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The risks described above are not exhaustive. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can the Company assess the impact of all such risk factors on its business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to the Company or to persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. Some of these risks and uncertainties may in the future be amplified by the ongoing macroeconomic conditions, and there may be additional risks that the Company considers immaterial or which are unknown. The Company does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

TRADEMARKS

This document contains references to trademarks, trade names and service marks belonging to other entities. Solely for convenience, trademarks, trade names and service marks referred to in this quarterly report on Form 10-Q may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that the applicable owner will not assert, to the fullest extent under applicable law, its rights to these trademarks and trade names. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GREENLIGHT BIOSCIENCES HOLDINGS, PBC

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share and per share data)

	MARCH 31, 2023	DECEMBER 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$32,350	$68,097
Prepaid expenses and other current assets	5,347	3,214
Total Current Assets	37,697	71,311
Restricted cash	1,411	1,321
Property and equipment, net	40,441	41,365
Operating lease right-of-use assets	32,740	32,766
Other assets	1,400	1,835
TOTAL ASSETS	$113,689	$148,598
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,073	$839
Accrued expenses	11,478	13,544
Operating lease liabilities, current portion	4,083	3,358
Long-term debt, current portion	13,782	13,229
Deferred revenue	47	3,866
Other current liabilities	724	724
Total Current Liabilities	31,187	35,560
Warrant liabilities	15	242
Operating lease liabilities, net of current portion	48,702	49,569
Long-term debt, net of current portion	10,858	14,326
Other liabilities	991	839
TOTAL LIABILITIES	91,753	100,536
COMMITMENTS AND CONTINGENCIES (Note 17)
STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value; 500,000,000 shares authorized, 151,681,314 and 151,587,165 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	15	15
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized, no shares issues and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	471,028	468,685
Accumulated deficit	(449,107)	(420,638)
TOTAL STOCKHOLDERS’ EQUITY	21,936	48,062
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$113,689	$148,598

See notes to condensed consolidated financial statements.

GREENLIGHT BIOSCIENCES HOLDINGS, PBC

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except share and per share data)

	THREE MONTHS ENDED MARCH 31,
	2023	2022
REVENUE:
License and collaboration revenue	$3,820	$—
Grant revenue	—	257
Total revenue	3,820	257
OPERATING EXPENSES:
Research and development	23,168	27,281
General and administrative	8,944	9,755
Total operating expenses	32,112	37,036
LOSS FROM OPERATIONS	(28,292)	(36,779)
OTHER INCOME (EXPENSE):
Interest and other income (expense), net	603	4
Interest expense	(1,007)	(1,073)
Change in fair value of warrant liabilities	227	(359)
Total other income (expense), net	(177)	(1,428)
Net loss	$(28,469)	$(38,207)
Net loss per share — basic and diluted	$(0.19)	$(0.34)
Weighted-average common stock outstanding — basic and diluted	151,614,008	113,558,404

See notes to condensed consolidated financial statements.

GREENLIGHT BIOSCIENCES HOLDINGS, PBC

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

(In thousands, except share and per share data)

	COMMON STOCK $0.0001 PAR VALUE		ADDITIONAL PAID-IN	ACCUMULATED	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balances at January 1, 2023	151,587,165	$15	$468,685	$(420,638)	$48,062
Exercise of common stock options	94,149	—	35	—	35
Stock-based compensation expense	—	—	2,308	—	2,308
Net loss	—	—	—	(28,469)	(28,469)
Balance at March 31, 2023	151,681,314	$15	$471,028	$(449,107)	$21,936

	COMMON STOCK $0.0001 PAR VALUE		ADDITIONAL PAID-IN	ACCUMULATED	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY (DEFICIT)
Balances at January 1, 2022	96,575,107	$10	$223,584	$(253,569)	$(29,975)
Cashless exercise of Legacy GreenLight preferred stock warrants	490,031	—	460	—	460
Cashless exercise of Legacy GreenLight common stock warrants	170,981	—	1,183	—	1,183
Reclassification of Legacy GreenLight common stock warrants to equity	—	—	352	—	352
Conversion of convertible notes	6,719,116	1	18,290	—	18,291
Conversion of convertible notes - PIPE Investors	3,525,000	—	35,250	—	35,250
Business Combination transaction, net of transaction costs of $26.7 million	15,285,374	2	72,987	—	72,989
Vesting of restricted stock awards	1,567	—	—	—	—
Exercise of common stock options	79,055	—	22	—	22
Stock-based compensation expense	—	—	2,187	—	2,187
Exercise of public warrants	105,120	—	1,209	—	1,209
Other	29,154	—	79	(14)	65
Net loss	—	—	—	(38,207)	(38,207)
Balances at March 31, 2022	122,980,505	$13	$355,603	$(291,790)	$63,826

See notes to condensed consolidated financial statements.

GREENLIGHT BIOSCIENCES HOLDINGS, PBC

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

	THREE MONTHS ENDED MARCH 31,
	2023	2022
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,469)	$(38,207)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,334	2,096
Gain on disposal of property and equipment	—	(9)
Stock-based compensation expense	2,308	2,187
Non-cash interest expense	109	335
Change in fair value of warrant liabilities	(227)	359
Change in operating lease right of use asset	1,031	1,631
Changes in operating assets and liabilities
Prepaid expenses and other assets	(1,842)	(6,259)
Accounts receivable	—	(5,000)
Accounts payable	233	(1,952)
Accrued expenses, lease liabilities and other liabilities	(2,718)	(9,435)
Deferred revenue	(3,819)	4,743
Net cash used in operating activities	(31,060)	(49,511)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	—	37
Purchases of property and equipment	(1,608)	(287)
Net cash used in investing activities	(1,608)	(250)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from business combination, net of transaction costs	—	80,491
Proceeds from issuance of convertible debt - PIPE Investors	—	21,750
Proceeds from stock option exercises	35	22
Principal payments on debt	(2,941)	(815)
Exercise of public warrants	—	1,209
Principal payments on finance lease obligations	(83)	(160)
Net cash provided by financing activities	(2,989)	102,497
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(35,657)	52,736
Cash, cash equivalents and restricted cash, beginning of period	69,418	31,808
Cash, cash equivalents and restricted cash, end of period	$33,761	$84,544
SUPPLEMENTAL DISCLOSURE OF CASH-FLOW INFORMATION
Cash paid for interest	$744	$620
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment included in accrued expenses and accounts payable	$396	$1,313
Conversion of convertible debt to equity	$—	$53,541
Legacy GreenLight cashless warrant exercises	$—	$1,643
Warrant liabilities assumed in the Business Combination	$—	$1,341
Deferred financing costs in accrued expenses and accounts payable	$—	$1,948

	THREE MONTHS ENDED MARCH 31,
	2023	2022
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$32,350	$83,223
Restricted cash	1,411	1,321
Total cash, cash equivalents and restricted cash	$33,761	$84,544

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and applicable rules and regulations of the U.S. Securities and Exchange Commission ("SEC") regarding interim financial reporting. Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). All intercompany transactions and balances have been eliminated in consolidation. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed consolidated or omitted pursuant to such rules and regulations. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from our audited financial statements but does not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary for the fair statement of the Company’s financial position, results of operations, and cash flows for the interim periods presented. The results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending December 31, 2023, or any other period.

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

As presented in the financial statements, the Company has incurred substantial losses since inception and incurred net losses of approximately $28.5 million and $38.2 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the Company had an accumulated deficit of approximately $449.1 million and cash and cash equivalents of approximately $32.4 million. Cash used in operating activities totaled approximately $31.1 million and $49.5 million for three months ended March 31, 2023 and 2022, respectively. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future.

As of the issuance date of the Company's unaudited interim condensed consolidated financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022, the Company estimates that its existing cash and cash equivalents of approximately $32.4 million as of March 31, 2023 will last through the second quarter of 2023 but will not be sufficient to fund its operations for twelve months from the date these interim financial statements are issued. The Company is evaluating a range of opportunities to extend its cash runway, including management of program spending, platform licensing collaborations and potential financing activity.

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

As a result, the Company will need substantial additional funding to support its operating activities as it advances its product candidates through development, seeks regulatory approval and prepares for and, if any of its product candidates are approved, proceeds to commercialization. Until such time as the Company can generate significant revenue from product sales, if ever, the Company expects to finance its operating activities through a combination of equity offerings, debt financings, and license and development agreements in connection with any future collaborations. Adequate funding may not be available to the Company on acceptable terms, or at all. As described below in Item 2 of this Form 10-Q, the Company received a non-binding indication of interest from Fall Line Endurance Fund, L.P. to acquire all of the outstanding capital stock of the Company. The terms of any potential agreement between GreenLight and Fall Line would be contingent on certain conditions, including completion of due diligence review and negotiation of definitive transaction documents, as well as certain to be identified Company stockholders agreeing to roll their existing equity in connection with the Proposed Transaction. GreenLight’s Board of Directors through a Special Committee thereof is carefully evaluating Fall Line’s indication of interest within the context of the ongoing review of various alternatives and in consultation with its retained financial and legal advisors. No assurance can be given that a definitive transaction with respect to Fall Line’s indication of interest or any other potential transaction will eventually be consummated.

If the Company is unable to obtain funding or if the funding it does obtain is insufficient to support its current operational plans, the Company will be forced to delay, reduce, or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. In the event the Company is unable to secure additional outside capital to fund our obligations when they become due over the next 12 months, the Company will be required to seek other strategic alternatives, which may include, among others, scaling back or discontinuing certain or all operations to reduce costs, closure of operations, sale of certain of our assets, a sale of the entire company to strategic or financial investors, and/or seeking protection under the U.S. bankruptcy laws.

Although management continues to pursue plans to raise additional funding, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2 to the Company’s consolidated financial statements included in the 2022 Form 10-K. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2023.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and the disclosure of contingent assets and liabilities as of and during the reporting period. The Company bases its estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, revenue recognition, the accrual of research and development costs, the fair values of common stock (as defined below), useful lives assigned to property and equipment, and the fair value of warrant liabilities. The Company assesses estimates on an ongoing basis; however, actual results could materially differ from those estimates.

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

On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver and SVB was subsequently transferred into a new entity, Silicon Valley Bridge Bank, N.A (“SVB Bridge Bank”). On March 12, 2023, the U.S. Treasury Department, the Federal Reserve and the FDIC jointly announced enabling actions that fully protect all SVB depositors’ insured and uninsured deposits, and that such depositors would have access to all of their funds starting March 13, 2023. On March 13, 2023, the Company was able to access its full deposits with SVB Bridge Bank. On March 27, 2023, First Citizens Bank & Trust Company assumed all of SVB's deposits and loans. In light of the foregoing, the Company does not believe that it has exposure to loss as a result of SVB's receivership. As of March 31, 2023, the Company held $18.6 million in SVB and has not experienced any losses on its deposits of cash, cash equivalents and restricted cash.

Leases

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. This new standard is effective for the Company in the fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and will be applied as a cumulative-effect adjustment to retained earnings. The Company adopted ASU 2016-03 as of January 1, 2023, with no impact on our condensed consolidated financial statements or the related disclosures.

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

Public Warrants

The Company concluded that following the close of the transaction the Public Warrants met the criteria for equity classification. As of the Closing Date, the 10,350,000 shares of Public Warrants were classified as equity as described within Note 11 - Warrants and recognized in additional paid-in capital.

Private Placement Warrants

As of the Closing Date, the total value of the liability associated with the Private Placement Warrants was $1.3 million. The Company concluded that the 2,062,500 shares of Private Warrants met the definition of a liability as described in Note 11 - Warrants and have been classified as such on the balance sheet. At March 31, 2023, the fair value of the warrant liability was an immaterial amount.

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

Under the Development and Option Agreement, the Company has the right to exercise a license option to develop and commercialize one or more therapeutic products relating to each Reserved Target. In the event that the Company exercises the options, the Company will pay $1.5 million for the first non-exclusive license, approximately $1.8 million for the second non-exclusive license and approximately $2.8 million for the third non-exclusive license. Under the terms of the Development and Option Agreement, the Company is also responsible for the full-time employee funding obligations and reimbursements to Acuitas for certain development and material costs incurred by them, which totaled approximately $0.5 million in 2021. The Company did not incur any full-time employee funding obligations reimbursable to Acuitas for the three months ended March 31, 2023.

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

The option exercise fee under the Development and Option Agreement was recorded as research and development expense upon the Company’s exercise of the first option. Additionally, the technology access fees, target reservation and maintenance fees, expenses associated with the full-time employee funding obligations and reimbursements for development and material costs incurred by Acuitas are recorded as research and development expense when incurred. The annual maintenance fee will be recorded as an expense on an annual basis based on the stated amount for the applicable year. Upon determination that a milestone payment is probable to occur, the amount of the milestone payment will be recorded as research and development expense. As the triggering of these milestone payments was not considered probable as of March 31, 2023 and December 31, 2022, no expense has been recorded during these periods. The royalty payment is contingent upon sales of licensed products under the Acuitas License Agreement. As such, when such expenses are considered probable and estimable at the commencement of sales, the Company will accrue royalty expense for the amount the Company is obligated to pay.

The Company recorded an aggregate of $0.4 million and $0.3 million of research and development expenses, consisting of the technology access fees, option exercise fee and technology maintenance fees, for the three months ended March 31, 2023 and 2022, respectively.

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

The Company has determined that the Agreement falls within the scope of ASC 606, Revenue Recognition, ("ASC 606") as it includes a customer-vendor relationship as defined by ASC 606 and thus represents a contract with a customer. The Company has determined that the license of IP granted is not distinct from the research services, which includes manufacturing technology transfer services, and thus should be combined. The Agreement contains a single performance obligation for the combined License of IP and research services. Revenue from the contract is being recognized over time, using an input-method based on labor costs as a percentage of total expected labor costs. The Company has determined that variable consideration from the development and regulatory payments of up to $17.0 million, as well as the remaining $5.0 million of the manufacturing technology transfer payment, in the Agreement should be fully constrained as of March 31, 2023, and commercial milestones and royalties will be recognized in the period the underlying sales occur. For the three months ended March 31, 2023, the Company has recorded revenue of $3.8 million from the Agreement and the remaining amount of billed and unconstrained consideration is recorded as deferred revenue. There was no revenue recorded under the Agreement for the three months ended March 31, 2022. Based on current estimated timelines, the Company expects to recognize the deferred revenue over approximately 12 months and is classified as current in the condensed consolidated balance sheet as of March 31, 2023.

6. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of March 31, 2023 and December 31, 2022:

DESCRIPTION	MARCH 31, 2023	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
	($ in thousands)
Asset
Money market funds	$32,350	$32,350	$—	$—
Total assets measured at fair value	$32,350	$32,350	$—	$—
Liability
Warrant liabilities	$15	$—	$—	$15
Total liabilities measured at fair value	$15	$—	$—	$15

DESCRIPTION	DECEMBER 31, 2022	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
	($ in thousands)
Asset
Money market funds	$68,097	$68,097	$—	$—
Total assets measured at fair value	$68,097	$68,097	$—	$—
Liability
Warrant liabilities	$242	$—	$—	$242
Total liabilities measured at fair value	$242	$—	$—	$242

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy.

There have been no transfers between fair value levels during the three months ended March 31, 2023 and 2022, respectively. The carrying values of other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

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

The carrying value of each of the Horizon term loan and the SVB term loan as of March 31, 2023, and December 31, 2022 approximates their fair value as the interest rate approximates the market rate for loans with similar terms and risk characteristics. The carrying value of the equipment financing does not approximate its fair value because the instrument bears interest at a rate that is not compared to those available to the Company for a similar instrument as of March 31, 2023. The Company estimated the fair value of the equipment financing using a discounted cash flow analysis and prevailing market terms as of March 31, 2023. The carrying value and fair value of the equipment financing was $5.0 million and $4.8 million as of March 31, 2023. See Note 10 - Debt for further detail of all outstanding debt as of March 31, 2023.

The following table presents a roll-forward of the aggregate fair values of the Company’s liabilities for which fair value is determined by Level 3 inputs for the three months ended March 31, 2023 (in thousands):

WARRANT LIABILITY
Balance—December 31, 2022	$242
Change in fair value of warrants	(227)
Balance—March 31, 2023	$15

7. GRANT REVENUE

In July 2020, the Company was approved to receive a grant from the Bill & Melinda Gates Foundation in the amount of approximately $3.3 million. As of December 31, 2021, the Company had received the entire grant award, of which approximately $2.4 million was received during the year ended December 31, 2020, and the remaining approximately $0.9 million was received during the year ended December 31, 2021. The grant funds are to be used for the sole purpose of research for in vivo gene therapy for sickle cell disease and to explore new, low-cost capabilities for the in vivo functional cure of sickle cell and or durable suppression of HIV in developing countries. The Company incurred research and development costs of approximately $0.3 million associated with this grant for the three months ended March 31, 2022. The Company has recognized revenue of approximately $0.3 million for the three months ended March 31, 2022. The Company did not incur any research and development costs and has not recognized any revenue for the three months ended March 31, 2023 associated with this grant. As of March 31, 2023, we ceased any ongoing research work under such grant, completed close-out activities and are in the process of returning any remaining unused funds to the Gates Foundation. The Company has recorded $0.8 million in other current liabilities on the condensed consolidated balance sheet as of March 31, 2023 and December 31, 2022, respectively, as we are required to return all unspent funds to the Gates Foundation.

8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following as of March 31, 2023 and December 31, 2022:

	MARCH 31, 2023	DECEMBER 31, 2022
	($ in thousands)
Leasehold improvements	$25,196	$25,175
Laboratory equipment	25,162	24,373
Manufacturing and farm equipment	1,495	1,450
Computer hardware and software	1,394	1,338
Furniture and fixtures	702	702
Construction in progress	1,847	1,348
Total	55,796	54,386
Less: Accumulated depreciation and amortization	(15,355)	(13,021)
Property and equipment, net	$40,441	$41,365

As of March 31, 2023 and December 31, 2022, property and equipment, net included capital lease assets of approximately $2.6 million and $2.6 million, respectively, with accumulated amortization of approximately $2.1 million and $2.0 million, respectively. Depreciation and amortization expense for the three months ended March 31, 2023 and 2022 was approximately $2.3 million and $2.1 million, respectively.

9. ACCRUED EXPENSES

Accrued expenses as of March 31, 2023 and December 31, 2022 consisted of the following:

	MARCH 31, 2023	DECEMBER 31, 2022
	($ in thousands)
Accrued employee compensation and benefits	$6,304	$5,998
Accrued research and development	1,448	3,041
Accrued professional fees	1,281	1,152
Accrued other	2,445	3,353
Total accrued expenses	$11,478	$13,544

10. DEBT

A summary of the outstanding debt as of March 31, 2023 is as follows (in thousands):

AS OF MARCH 31, 2023
DESCRIPTION	ISSUANCE DATE(S)	MATURITY DATE(S)	INTEREST RATE	PRINCIPAL BALANCE OUTSTANDING	UNAMORTIZED DEBT DISCOUNT	DEBT BALANCE
Trinity Equipment Financing	March 2021 - August 2021	March 2024 - August 2024	9.48% - 9.73%	$4,963	$(120)	$4,843
Term Loan – Silicon Valley Bank	September 2021	September 2024	8.25%	6,000	(74)	5,926
Term Loan – Horizon	December 2021	July 2025	13.75%	14,000	(285)	13,715
Finance Lease				156	—	156
Total Debt				25,119	(479)	24,640
Less: current portion						(13,782)
Total long-term						$10,858

A summary of the outstanding debt as of December 31, 2022 is as follows (in thousands):

AS OF DECEMBER 31, 2022
DESCRIPTION	ISSUANCE DATE(S)	MATURITY DATE(S)	STATED INTEREST RATE	PRINCIPAL BALANCE OUTSTANDING	UNAMORTIZED DEBT DISCOUNT	DEBT BALANCE
Trinity Equipment Financing	March 2021 - August 2021	March 2024 - August 2024	9.48% - 9.73%	$5,905	$(146)	$5,759
Term Loan - Silicon Valley Bank	September 2021	September 2024	7.75%	7,000	(98)	6,902
Term Loan - Horizon	December 2021	July 2025	13.25%	15,000	(343)	14,657
Finance Lease				237	—	237
Total Debt				28,142	(587)	27,555
Less: current portion						(13,229)
Total long-term						$14,326

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

In February 2022, in accordance with the Business Combination, $35.3 million of the PIPE Instruments were surrendered, cancelled, and converted into shares of common stock. The Company determined that the cancellation and conversion of the PIPE Instruments represented an extinguishment for accounting purposes.

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

Accrued interest is payable monthly. The principal of each term loan must be repaid in equal monthly installments beginning February 1, 2023, with a scheduled final maturity date of July 1, 2025. The Company may prepay the term loans in full, but not in part, without premium or penalty, other than a premium equal to (i) 3% of the principal amount of any prepayment made within 12 months after the applicable funding date, (ii) 2% of the principal amount of any prepayment made between 12 and 24 months after the applicable funding date and (iii) 1% of the principal amount of any prepayment made more than 24 months after the applicable funding date. On the earlier of the scheduled final maturity date and the prepayment in full of the term loans, the Company must pay a final payment fee equal to 3.0% of the original principal amount of the funded term loans. The final payment is being accreted to interest expense over the term of the loan using the effective interest method and is being recorded in other liabilities on the Company's condensed consolidated balance sheets.

The debt was recorded based on proceeds received net of related debt issuance costs of approximately $0.6 million, which is being amortized over the term of this financing agreement. The debt issuance costs include the fair value of approximately $0.4 million for the warrants the Company is committed to issue in conjunction with this financing. The warrants were issued on January 19, 2022. See Note 11 - Warrants for further discussion of the warrants.

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

The loan and security agreement with SVB contains customary affirmative and negative covenants and customary events of default; it does not contain a financial covenant. The loan and security agreement with SVB also includes the obligation for the Company to maintain cash in accounts with SVB in amounts sufficient to repay all loan obligations, which if not met constitutes an event of default under the agreement.

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

The debt was recorded based on proceeds received net of related debt issuance costs of approximately $0.3 million. The debt issuance costs include the fair value of approximately $0.2 million for the 34,427 warrants to purchase shares of common stock the Company previously issued in conjunction with this financing. No additional common warrants were issued in conjunction with this financing. Total debt issuance costs of approximately $0.4 million is being amortized over the term of this financing agreement.

Equipment Financing

On March 29, 2021, the Company entered into a master equipment financing agreement with Trinity Capital (Trinity) authorizing equipment financing in the aggregate of approximately $11.3 million with advances to be made as follows: (1) up to $5.0 million at execution of the agreement and (2) the remaining balance to be drawn at the Company’s option but no later than September 1, 2021. The monthly payment factors are determined by Trinity based on the Prime Rate reported in The Wall Street Journal on the first day of the month in which a financing schedule is executed, which as of the effective date of the equipment financing agreement was 3.25%. As of March 31, 2023, the Company had drawn the entire $11.3 million on multiple advances, which is repayable over a 36-month period that commenced on the advance date. The historical cost of the assets subject to a lien under this financing arrangement is approximately $14.7 million.

The debt was recorded based on proceeds received net of related debt issuance costs of approximately $0.4 million, which are being amortized over the term of this financing agreement. The debt issuance costs include the fair value of approximately $0.1 million for the 146,325 warrants to purchase shares of common stock the Company issued in conjunction with this financing.

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

Loan Interest Expense and Amortization

Interest expense for the three months ended March 31, 2023 and 2022 consisted of the following:

	THREE MONTHS ENDED MARCH 31,
	2023	2022
	($ in thousands)
Interest paid or accrued	$898	$804
Non-cash amortization of debt discount and deferred financing cost	109	224
Total	$1,007	$1,028

Scheduled future principal payments on total outstanding debt, as of March 31, 2023 are as follows (in thousands):

MARCH 31, 2023
Remainder of 2023	$10,591
2024	11,028
2025	3,500
Total	$25,119

11.
WARRANTS

Common Stock Warrants classified as Liabilities

Private Placement Warrants

The Private Placement Warrants may not be redeemed by the Company so long as the Private Placement Warrants are held by the initial purchasers, or such purchasers’ permitted transferees. The Private Placement Warrants have terms and provisions identical to those of the Public Warrants which are discussed below, including as to exercise price, exercisability, and exercise period, except if the Private Placement Warrants are held by someone other than the initial purchasers’ permitted transferees, then the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. On the Closing Date and as of March 31, 2023, there were 2,062,500 Private Warrants issued and outstanding. These warrants are recognized as liabilities on the condensed consolidated balance sheets and were measured at their inception date fair value and subsequently remeasured at each reporting period with changes recorded as a component of other income (expense) in the Company’s condensed consolidated statements of operations.

The fair value of the Private Placement Warrants upon initial recognition, as of December 31, 2022 and as of March 31, 2023 was estimated to be approximately $1.3 million, $0.2 million and $15 thousand, respectively, and was measured using a Black-Scholes option-pricing model with the following assumptions:

Valuation Assumptions	AS OF MARCH 31, 2023	AS OF DECEMBER 31, 2022	INITIAL RECOGNITION (AS OF FEBRUARY 2, 2022)
Fair value of common stock	$0.43	$1.18	$8.82
Risk free interest rate	3.70%	4.05%	1.59%
Volatility	69.0%	69.0%	15.9%
Expected term (in years)	3.75	4.17	5.00

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

The warrants' fair value upon issuance was estimated to be approximately $0.4 million, and was measured using a Black-Scholes option-pricing model with the following assumptions:

Valuation Assumptions	AT ISSUANCE (AS OF JANUARY 19, 2022)
Fair value of common stock	$5.89
Risk free interest rate	1.50%
Expected volatility	59.60%
Expected term (in years)	10.00

In connection with Loan Agreement the Company entered into with Horizon which provided for a term loan facility in an aggregate principal amount of up to $25.0 million, of which $15.0 million was borrowed at the closing (See Note 10 - Debt), the Company issued warrants for both the $15.0 million loan drawn at the closing and the remaining $10.0 million available commitment which had different terms and conditions. In conjunction with the $10.0 million available commitment, the Company made available to Horizon a warrant to purchase up 57,034 shares, of which 28,517 shares of the Company’s common stock were issued at an exercise price per share of $5.26. These warrants were recognized as liabilities and were measured at their inception date fair value and subsequently remeasured at each reporting period with changes recorded as a component of other income in the Company’s condensed consolidated statements of operations. The warrant issued for the $10.0 million available commitment is summarized below as a liability-classified Common Stock Warrant.

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

The following table presents a summary of the Company’s warrants activity from December 31, 2022 to March 31, 2023:

COMMON STOCK WARRANTS
Warrants Outstanding, December 31, 2022	12,383,304
Issued	—
Exercised	—
Warrants Outstanding, March 31, 2023	12,383,304

12.
STOCKHOLDERS' EQUITY

Authorized shares

The Company was authorized to issue 500,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock as of March 31, 2023 and December 31, 2022, respectively.

As of March 31, 2023 and December 31, 2022, the total number of shares of common stock issued and outstanding was 151,681,314 and 151,587,165, respectively. As of each March 31, 2023 and December 31, 2022, there were 12,383,304 warrants to purchase the Company’s common stock outstanding. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Legacy Greenlight Redeemable Convertible Preferred Stock

In connection with the Business Combination, Legacy Redeemable Convertible Preferred Stock previously classified as temporary equity was retroactively adjusted, converted into common stock at an exchange ratio of approximately 0.6656, and reclassified to permanent equity as a result of the reverse recapitalization. As of March 31, 2023 and December 31, 2022, there was no Legacy Redeemable Convertible Preferred Stock authorized, issued or outstanding, respectively.

13. STOCK-BASED COMPENSATION

2022 Stock Incentive Plan

On February 1, 2022, stockholders approved the New GreenLight 2022 Equity and Incentive Plan, or the “New GreenLight Equity Plan”, or “Equity Plan”, replacing the GreenLight 2012 Equity Plan (the “2012 Plan”), pursuant to which the Company’s Board of Directors may grant stock options, both incentive stock options and nonstatutory stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, dividend equivalent rights, or cash awards to employees, directors and consultants. In connection with the adoption of the Equity Plan, no further option grants are permitted under the 2012 Plan and any expirations, cancellations, or terminations under the 2012 Plan are available for issuance under the Equity Plan. There are 31,750,000 registered shares of common stock reserved for issuance under the Equity Plan. On January 1, 2023, the number of shares reserved and available for issuance under the Equity Plan increased by 6,063,486 shares of common stock pursuant to a provision in the Equity Plan that provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2023, by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser number as determined by the compensation committee of the board of directors. As of March 31, 2023, 14,494,674 shares remain available for future grants under the Equity Plan.

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

The fair value of stock option awards is estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	THREE MONTHS ENDED MARCH 31,
	2023	2022
Fair value of underlying common stock	$0.56	$9.15
Weighted average risk-free interest rate	3.89%	2.56%
Expected term (in years)	6.07	6.00
Expected volatility	56.97%	56.28%
Expected dividend yield	0.00%	0.00%

The following table summarizes the activity of the Company’s stock options under the Plan for the three months ended March 31, 2023:

			AVERAGE	AGGREGATE
		WEIGHTED-	REMAINING	INTRINSIC
		AVERAGE	CONTRACTUAL	VALUE
	SHARES	EXERCISE PRICE	TERM (in years)	(in thousands)
Outstanding at December 31, 2022	23,051,188	$2.35	7.8	$7,192
Granted	229,500	0.97	—	—
Exercised	(94,149)	0.37	—	—
Cancelled or forfeited	(755,414)	3.11	—	—
Outstanding at March 31, 2023	22,431,125	2.25	7.6	355
Vested and expected to vest at March 31, 2023	22,431,125	2.25	7.6	355
Exercisable at March 31, 2023	11,015,527	$1.11	6.3	$333

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2023 and 2022 was $0.56 per share and $5.06 per share, respectively.

As of March 31, 2023, total unrecognized compensation expense related to stock options totaled approximately $20.3 million, which is expected to be recognized over a weighted-average period of 2.8 years.

The aggregate intrinsic value of common stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The intrinsic value of options exercised for the three months ended March 31, 2023 and 2022, was approximately $9 thousand and $0.6 million, respectively.

Restricted Stock

The fair value of each restricted common stock award is estimated on the date of grant based on the fair value of the Company’s common stock on that same date. The Company did not have any restricted stock activity during the three months ended March 31, 2023. The total fair value of restricted stock that vested during the three months ended March 31, 2022 was approximately $25 thousand.

Stock-Based Compensation Expense

Stock-based compensation expense recorded as research and development and general and administrative expenses, for employees, directors and non-employees during the three months ended March 31, 2023 and 2022 is as follows:

	THREE MONTHS ENDED MARCH 31,
	2023	2022
	($ in thousands)
Research and development	$1,308	$504
General and administrative	1,000	1,683
Total stock-based compensation expense	$2,308	$2,187

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

14. NET LOSS PER SHARE

The following table summarizes the computation of basic and diluted net loss per share:

(In thousands, except shares and per share data)	THREE MONTHS ENDED MARCH 31,
	2023	2022
Numerator:
Net loss	$(28,469)	$(38,207)
Denominator:
Weighted-average common stock outstanding	151,614,008	113,558,404
Net loss per share, basic and diluted	$(0.19)	$(0.34)

The Company’s potential dilutive securities include unvested restricted stock, common stock options and common stock warrants. The Company excluded the following potential common stock, presented based on amounts outstanding at period end, from the computation of diluted net loss per share because including them would have had an anti-dilutive effect:

	AS OF MARCH,
	2023	2022
Unvested restricted stock	—	2,664
Options to purchase common stock	22,431,125	18,505,366
Common stock warrants	12,383,304	12,383,304
Total	34,814,429	30,891,334

15. INCOME TAXES

The Company did not record U.S. federal, state or foreign income tax expense for the three months ended March 31, 2023 and 2022 due to the Company’s historical net operating losses, forecasted continued net operating losses, and the Company’s recognition of a full valuation allowance.

The Company's effective tax rate differs from the statutory rate, primarily due to the Company’s history of incurring losses, which have not been benefited, other permanent differences, and withholding taxes. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.

16. LEASES

The Company adopted Accounting Standards Codification ("ASC") 842, Leases, during the quarter ended December 31, 2022, with an effective date of January 1, 2022, using the modified retrospective approach and utilizing the effective date as its date of initial application. The Company's condensed consolidated financial statements presented for fiscal year 2022 have been adjusted to reflect the impact of adoption of ASC 842 as of the effective date of January 1, 2022. As a result of implementing this guidance, the Company recorded an operating right-of-use asset of $15.2 million and an operating lease liabilities of $15.9 million, respectively, as of January 1, 2022 and also derecognized total deferred rent liabilities and unamortized lease incentives of $0.7 million that existed as of December 31, 2021. The adoption of this standard did not have a significant impact on the Company’s Consolidated Statements of Operations as of December 31, 2022.

As of March 31, 2022 the adoption of ASC 842 resulted in the recognition of operating lease right-of-use assets of $31.7 million and current and noncurrent operating lease liabilities of $6.3 million and $26.8 million, respectively, on the Company’s condensed consolidated balance sheet. The adoption of ASC 842 for the three months ended March 31, 2022 resulted in an impact to the condensed consolidated statement of cash flows of an increase of $1.6 million in other non-cash operating lease cost, a net change in accrued expenses, lease liabilities and other liabilities of $1.4 million and deferred rent of $0.3 million. The adoption of ASC 842 had no material impact to the condensed consolidated statement of operations for the three months ended March 31, 2022.

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

The following table reconciles the right of use operating and finance leases and corresponding liabilities to the balance sheet as of March 31, 2023 and December 31, 2022, respectively (in thousands):

	CLASSIFICATION ON THE CONDENSED CONSOLIDATED BALANCE SHEET	MARCH 31, 2023	DECEMBER 31, 2022
Assets:
Right of use asset - operating lease	Right-of-use assets	$32,740	$32,766
Right of use asset - financing lease	Property and equipment, net	469	519
Total lease assets		$33,209	$33,285
Liabilities:
Current:
Operating lease liabilities, current	Lease liabilities, current portion	4,083	3,358
Finance lease liabilities, current	Long-term debt, current portion	134	210
Non-current:
Operating lease liabilities, net of current portion	Lease liabilities, net of current portion	48,702	49,569
Finance lease liabilities, net of current portion	Long-term debt, net of current portion	22	28
Total lease liabilities		$52,941	$53,165

The following table provides the components of the Company's lease costs for the three months ended March 31, 2023 and 2022, respectively (in thousands):

	THREE MONTHS ENDED MARCH 31
	2023	2022
Operating lease costs	$2,498	$2,519
Short-term lease costs	8	140
Variable lease costs	764	86
Total operating lease costs	$3,270	$2,745

Finance lease costs:
Amortization of right-of-use assets	50	47
Interest on lease liabilities	3	6
Total finance lease costs	$53	$53

Total lease costs	$3,323	$2,798

Other information related to leases for the three months ended March 31, 2023 and 2022, respectively were as follows (in thousands):

	THREE MONTHS ENDED MARCH 31
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,470	$2,040
Operating cash flows for finance leases	3	6
Finance cash flows for finance leases	83	160

Right-of-use assets obtained in exchange for operating lease liabilities	$791	$18,100

Operating Leases
Weighted average remaining lease term (years)	9.33	9.08
Weighted average incremental borrowing rate	11.16%	11.09%

Finance Leases
Weighted average remaining lease term (years)	0.75	1.33
Weighted average incremental borrowing rate	7.67%	5.75%

A summary of the Company's future minimum lease payments under noncancelable leases as of March 31, 2023, is as follows:

	MARCH 31, 2023
	OPERATING LEASES	FINANCE LEASES
	($ in thousands)
Remainder of 2023	$6,828	$130
2024	9,568	32
2025	8,280	—
2026	8,204	—
2027	8,185	—
Thereafter	46,183	—
Total future minimum lease payments	87,248	162
Less: imputed interest	(34,463)	(6)
Total	$52,785	$156

17. COMMITMENTS AND CONTINGENCIES

Legal proceedings

Legal claims may arise from time to time in the normal course of business. There are no such claims during the respective three months ended March 31, 2023 and 2022, that are expected to have a material effect on the Company’s condensed consolidated financial statements.

Other funding commitments

In December 2020, the Company entered into an assignment and license agreement with Bayer CropScience LLP (“Bayer”) under which the Company may be obligated to make milestone and royalty payments. These payment obligations are contingent upon future events, such as achieving certain development, regulatory, and commercial milestones or generating product sales. The timing of these events is uncertain; accordingly, the Company cannot predict the period during which these payments may become due. The Company has agreed to pay up to $2.0 million in milestone payments under this assignment and license agreement when certain development milestones are met. The Company assessed the milestones for the three months ended March 31, 2023 and concluded no such milestone payments were deemed probable nor due.

In November 2021, the Company entered into a manufacturing and development contract service agreement with a contract development and manufacturing organization for the Company’s mRNA COVID-19 vaccine. Based on the Company’s minimum purchase commitments, the Company expects to pay the organization a minimum of approximately $8.8 million in service fees under the agreement, excluding the cost of raw materials. The Company has incurred $5.9 million in costs under this service arrangement for the year ended December 31, 2022, with the remainder in 2023. For the three months ended March 31, 2023, the Company did incur any costs under this service agreement.

18. RELATED PARTY TRANSACTIONS

The Company is party to a Lease Agreement (the “Farmland Lease”) with Mendocino View Farm, LLC, which is a wholly-owned subsidiary of Fall Line Endurance Fund, LP (“Fall Line”). Fall Line is a greater than 5% shareholder of the Company and Eric O’Brien, a director on the Company’s Board of Directors, is the co-founder and Managing Director of Fall Line. Pursuant to the terms of the Farmland Lease, the Company is leasing approximately 81.25 acres of farmland for research and development purposes at an annual rental rate of $0.1 million plus operating expenses. The initial term of the Farmland Lease is ten years, which commenced on January 1, 2023, subject to an option to extend for an additional ten years. Under the Farmland Lease, the Company agreed to pay $0.4 million as additional rent, payable in two installments of $0.2 million on each of January 1, 2023 and January 1, 2024. Fall Line provided the Company an allowance of $0.1 million towards tenant improvements. Either party under the Farmland Lease may terminate the Farmland Lease subject to a termination fee of $0.2 million. Finally, the Company has a right of first offer to purchase the leased farmland in the event Fall Line intends to sell all or any portion of the leased farmland.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations of GreenLight Biosciences Holdings

PBC and its consolidated subsidiaries should be read together with the Company’s unaudited condensed consolidated financial statements, together with the related notes thereto, included elsewhere in this Quarterly Report on Form 10-Q (this “Report”) and the Company’s audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. This discussion contains forward-looking statements that involve numerous risks and uncertainties, including, but not limited to, those described under the heading “Risk Factors” in Item 1A of Part II of this Report and Item IA of Part I of the Company’s Annual Report for the year ended December 31, 2022. See “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this Report. All references to years, unless otherwise noted, refer to the Company’s fiscal years, which end on December 31. For purposes of this section, all references to “we,” “us,” “our,” “New GreenLight” or the “Company” refer to GreenLight Biosciences Holdings PBC and its consolidated subsidiaries.

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

Since our inception in 2008, we have devoted substantially all of our efforts and financial resources to conducting research and development activities for our programs, acquiring, in-licensing, and discovering product candidates, securing related intellectual property rights, raising capital, and organizing and staffing our company. We do not have any products approved for sale and have not generated any revenue from product sales. From our founding through March 31, 2023, we have funded our operations primarily through proceeds from the sale of our capital stock, the Business Combination (including the related PIPE financing), the August 2022 PIPE Financing (as defined below), debt financings, the issuance of convertible notes and collaboration agreements.

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $28.5 million and $38.2 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022 we had an accumulated deficit of $449.1 million and $420.6 million, respectively. Notwithstanding our recent corporate realignment, we expect to continue to incur significant expenses and operating losses as we pursue our remaining programs, particularly if and as we:

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

Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to further reduce or terminate our operations. The Company expects that its existing cash and cash equivalents of $32.4 million as of March 31, 2023 will last through the second quarter of 2023 but will not be sufficient to fund its operations for twelve months from the date these interim financial statements are issued. We are continuing to evaluate a range of additional opportunities to extend cash runway, including management of program spending, platform licensing collaborations and potential financing activities. In the event the Company is unable to secure additional outside capital to fund our obligations prior to the end of the second quarter of 2023, the Company will be required to seek other strategic alternatives, which may include, among others, scaling back or discontinuing certain or all operations to reduce costs, closure of operations, sale of certain of our assets, a sale of the entire company to strategic or financial investors, and/or seeking protection under the U.S. bankruptcy laws.

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

Economic uncertainty in various global markets, including the U.S. and Europe, caused by political instability and conflict and economic challenges caused by the ongoing COVID-19 pandemic, have led to market disruptions, including significant volatility in commodity prices, credit and capital market instability and supply chain interruptions, which have caused record inflation globally. While we recognize that the United States public health emergency for COVID-19 is planned to end in May 2023, the full impact of the ongoing COVID-19 pandemic to date and current macroeconomic conditions, including changes in inflation, interest rates and overall economic conditions and uncertainties on our business, operations and product development timelines and plans remains uncertain, and will depend on certain developments, including its impact on our field trial completion, clinical trial initiation and enrollment, trial sites, contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel.

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

Recent Developments

Indication of Interest from Fall Line

On March 29, 2023, the Company received a non-binding indication of interest from Fall Line Endurance Fund, L.P. (“Fall Line”) to acquire all of the outstanding capital stock of the Company (the “Proposed Transaction”). The terms of any potential agreement between GreenLight and Fall Line would be contingent on certain conditions, including completion of due diligence review and negotiation of definitive transaction documents, as well as certain to be identified Company stockholders agreeing to roll their existing equity in connection with the Proposed Transaction. GreenLight’s Board of Directors through a special committee thereof (the “Special Committee”) is carefully evaluating Fall Line’s indication of interest within the context of the ongoing review of various alternatives and in consultation with its retained financial and legal advisors. No assurance can be given that a definitive transaction with respect to Fall Line’s indication of interest or any other potential transaction will eventually be consummated. GreenLight does not intend to make further announcements about any of the various alternatives that are being evaluated unless and until GreenLight’s Board of Directors and/or the Special Committee has approved a specific transaction or otherwise determines that further disclosure is appropriate or necessary. As of March 31, 2023, Fall Line had a beneficial ownership percentage of 5.9% based on 151,681,314 shares of GreenLight Common Stock issued and outstanding as of March 31, 2023.

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

Immediately before the closing of the Business Combination, the Company held approximately $207.0 million in a trust account for its public stockholders. In connection with the Business Combination, the Company's public stockholders redeemed shares of public common stock for $194.9 million, and the funds remaining after such redemptions became available to finance transaction expenses and the future operations of the Company. In connection with the Business Combination, the Company entered into agreements with new investors and existing investors in GreenLight Biosciences, Inc. to subscribe for and purchase an aggregate of approximately 12.4 million shares of the Company's Class A Common Stock (the “February 2022 PIPE Financing”). The February 2022 PIPE Financing was consummated on February 2, 2022 and resulted in gross proceeds of approximately $136.4 million (of which $35.3 million had been advanced to GreenLight Biosciences, Inc. by the Prepaying PIPE Investors).

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

As a consequence of the Business Combination, GreenLight Biosciences, Inc. effectively became the successor to a publicly traded and Nasdaq-listed company, which required it to hire additional personnel and is requiring it to implement procedures and processes to address public company regulatory requirements and customary practices. The Company has incurred and expects to continue to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit and legal fees.

Financial Overview

Components of Our Results of Operations

Revenue

For the three months ended March 31, 2023, we have not recognized any revenue from product sales. If our development efforts for our product candidates are successful and result in regulatory approval, or license agreements with third parties, we may generate revenue in the future from product sales or license agreements. However, there can be no assurance as to when we will generate such revenue, if at all.

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

Pursuant to the License Agreement, SIIPL will pay the Company an upfront license fee of $5.0 million, as well as payments upon additional target selection and reservation of exclusivity. The Company may receive up to a total of an additional $17.0 million in development, regulatory and commercial (net sales) based milestone payments across all three product targets, as well as manufacturing technology transfer payments up to $10.0 million. SIIPL shall pay royalty payments in the mid-double digits, based on the net sales of products resulting from the licensed technology for the term of the License Agreement. The License Agreement shall terminate on a product-by-product and country-by-country basis on the later of the expiration of the patent rights owned by the Company or the tenth anniversary of the first commercial sale of the applicable product(s) in the applicable country. For the three months ended March 31, 2023, we recognized $3.8 million of revenue primarily related to the delivery of IP and research services, which includes manufacturing technology transfer services. We did not recognize any revenue under this agreement for the three months ended March 31, 2022.

Grant Revenue

In July 2020, we entered into a grant agreement with the Bill & Melinda Gates Foundation to advance research in in vivo gene therapy for sickle cell disease and to explore new, low-cost capabilities for the in vivo functional cure of sickle cell and/or durable suppression of HIV in developing countries. We were approved to receive a grant of $3.3 million in the aggregate. As of December 31, 2022, we had received the entire grant amount. The grant agreement provides for payments to reimburse qualifying costs, including general and administrative costs, incurred to perform our obligations under the agreement. Revenue from this grant agreement is recognized as the qualifying costs related to the grant are incurred, and any amounts received in excess of revenue recognized are initially recorded as deferred revenue on our condensed consolidated balance sheets and later recognized as revenue when qualified costs are incurred. As of March 31, 2023, we ceased any ongoing research work under such grant, completed close-out related activities and are in the process of returning any remaining unused funds to the Gates Foundation

Operating Expenses

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

Income and Other Income, net

Income and other income, net primarily consists of income earned in connection with our investments in money market funds.

Interest Expense

Interest expense consists of interest on outstanding borrowings under our loan agreements with Trinity Capital, Silicon Valley Bank and Horizon Technology Finance. Interest expense also includes amortization of debt discount and debt issuance costs.

Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities consists of the remeasurement gains or losses associated with changes in the fair value of the warrant liabilities. Until settlement, fluctuations in the fair value of our warrant liabilities are based on the remeasurement at each reporting period.

Provision for Income Taxes

Our income tax provision consists of an estimate for U.S. federal, state and foreign income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law. There is no provision for U.S. federal, state, and foreign income taxes for the three months ended March 31, 2023 and 2022, respectively, as we have historically incurred net operating losses, and expect to continue to generate net operating losses. Based on this history of net operating losses, we also maintain a full valuation allowance against our U.S. federal and state deferred tax assets.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022:

	THREE MONTHS ENDED MARCH 31,		INCREASE /
Dollars (in thousands)	2023	2022	(DECREASE)
License and collaboration revenue	$3,820	$—	$3,820
Grant revenue	—	257	(257)
Total revenue	3,820	257	3,563
Operating expenses:
Research and development	23,168	27,281	(4,113)
General and administrative	8,944	9,755	(811)
Total operating expenses	32,112	37,036	(4,924)
Loss from operations	(28,292)	(36,779)	8,487
Other income (expense):
Interest and other income, net	603	4	599
Interest expense	(1,007)	(1,073)	66
Change in fair value of warrant liability	227	(359)	586
Total other income (expense), net	(177)	(1,428)	1,251
Net loss	$(28,469)	$(38,207)	$9,738

License and Collaboration Revenue

For the three months ended March 31, 2023, we recognized $3.8 million of revenue from our license and collaboration agreement with SIIPL primarily related to the delivery of IP and research services, which includes manufacturing technology transfer services. We did not recognize any revenue under this agreement for the three months ended March 31, 2022.

Grant Revenue

There was no grant revenue was recorded for the three months ended March 31, 2023, compared to grant revenue of $0.3 million for the three months ended March 31, 2022. All of our grant revenue is derived from a grant made by the Bill & Melinda Gates Foundation in July 2020. The decrease in grant revenue was due to the fact that we ceased any ongoing research work under this grant as of December 31, 2022.

Research and Development Expenses

	THREE MONTHS ENDED MARCH 31,		INCREASE /
Dollars (in thousands)	2023	2022	(DECREASE)
Program expense	$4,399	$7,988	$(3,589)
Personnel costs	11,107	12,628	(1,521)
Other	7,662	6,665	997
Total research and development expenses	$23,168	$27,281	$(4,113)

Research and development expense was $23.2 million for the three months ended March 31, 2023, compared to $27.3 million for the three months ended March 31, 2022. The decrease of $4.1 million resulted primarily from decreased program costs of $3.6 million related to research and development materials and manufacturing costs, decreased headcount supporting research and development activities which resulted in decreased personnel costs of $1.5 million, offset by an increase in other research and development costs of approximately $1.0 million, primarily related to an increase in rental expense as we expanded our footprints and entered into multiple leases during 2022 and an increase in depreciation expense due to an increase in capitalized expenditures for lab equipment and lab space leasehold improvements.

General and Administrative Expenses

General and administrative expense was $8.9 million for the three months ended March 31, 2023, compared to $9.8 million for the three months ended March 31, 2022. The decrease of $0.9 million was primarily due to a decrease of $0.7 million of professional fees, decreased personnel costs of $0.4 million; offset by an increase of $0.2 million related to facilities and other administrative expenses as we expanded our footprints and entered into multiple leases during 2022.

Interest and other income, net

Interest and other income, net was $0.6 million for the three months ended March 31, 2023 compared to an insignificant amount for the three months ended March 31, 2022. This increase was driven by an increase in our cash and cash equivalents due to capital raises in 2022 and an increase in the interest rate yield on our cash and cash equivalents.

Interest Expense

Interest expense was $1.0 million for the three months ended March 31, 2023, compared to $1.1 million for the three months ended March 31, 2022. The decrease is primarily related to principal payments on our debt offset by an increase in interest rates on our variable rate debt.

Change in Fair Value of Warrant Liabilities

Other income attributable to the change in the fair value of warrant liabilities as $0.2 million for the three months ended March 31, 2023 compared to an expense of $0.3 million for the three months ended March 31, 2022. The decrease of $0.5 million in the fair value of our warrant liabilities was due to the decrease in the fair value of the private placement warrants.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have generated recurring net losses. We do not have any products approved for sale and have not yet commercialized any product. Since our inception, we have funded our operations primarily through proceeds from the issuance of capital stock and to a lesser extent through debt financings, the issuance of convertible notes and collaboration agreements. From our founding through March 31, 2023, we have raised proceeds from the sale of our capital stock, the Business Combination (including the related PIPE financing), the August 2022 PIPE Financing, and from the issuance of debt and convertible notes. As of March 31, 2023, we had cash and cash equivalents of $32.4 million.

Private Placement and Securities Subscription Agreement

On August 11, 2022, we entered into Securities Subscription Agreements (the “August 2022 PIPE Subscription Agreements”) with certain institutional accredited investors (collectively, the “August 2022 PIPE Investors”), providing for the sale by us of 27,640,301 shares (the “August 2022 PIPE Shares”) of our Class A common stock at a purchase price of $3.92 per share, in a private placement (the “August 2022 PIPE Financing”). The August 2022 PIPE Shares were issued simultaneously with the execution and delivery of the August 2022 PIPE Subscription Agreements. The aggregate gross proceeds from the August 2022 PIPE Financing was approximately $108.3 million. The gross proceeds do not reflect transaction costs of $2.3 million. We are using the net proceeds from the August 2022 PIPE Financing to fund ongoing clinical development and commercialization of our existing product pipeline.

Business Combination and PIPE Financing

In February 2022, we consummated the Business Combination with ENVI, which generated gross proceeds to New GreenLight of approximately $136.4 million, including $124.3 million from the February 2022 PIPE Financing and $12.1 million from the trust account (after redemptions). The gross proceeds do not reflect transaction costs of $26.7 million. For more information, see “—Recent Developments—Business Combination and Public Company Costs” above.

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

The loan and security agreement with SVB contains customary affirmative and negative covenants (including an obligation to maintain cash in accounts at SVB at all times in amounts sufficient to repay all loan obligations, which if not met constitute an event of default under the agreement) and customary events of default; it does not contain a financial covenant. We granted a first-priority, perfected security interest in substantially all of our present and future personal property and assets, excluding intellectual property, to secure our obligations to SVB.

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

Trinity Capital Equipment Financing Agreement

In March 2021, we entered into a master equipment financing agreement with Trinity Capital (Trinity) authorizing equipment financing with an aggregate borrowing capacity of $11.3 million, with up to $5.0 million available immediately and the remaining principal balance available to be drawn before September 2021. We entered into this loan to finance our capital purchases associated primarily with our research and manufacturing programs. The monthly payment factors for each draw are determined by Trinity based on the Prime Rate reported in the Wall Street Journal on the first day of the month in which an equipment financing schedule for such draw is executed. As of December 31, 2022, the Company had drawn the entire $11.3 million, which is repayable in monthly installments starting April 2021.

Funding Future Operations; Going Concern

The Company estimates that its existing cash and cash equivalents of $32.4 million as of March 31, 2023 will last through the second quarter of 2023 but will not be sufficient to fund its operations for twelve months from the date these interim financial statements are issued. As a result, there is substantial doubt about our ability to continue as a going concern for at least one year from the date of issuance of these financial statements, as discussed in Note 1 - Nature of Business and Basis of Presentation of the notes to our condensed consolidated financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022, included elsewhere herein.

Based on our existing cash and cash equivalents, we are evaluating a range of opportunities to extend cash runway, including management of program spending, platform licensing collaborations and potential financing activities. In the event the Company is unable to secure additional outside capital to fund our obligations when they become due over the next 12 months, the Company will be required to seek other strategic alternatives, which may include, among others, scaling back or discontinuing certain or all operations to reduce costs, closure of operations, sale of certain of our assets, a sale of the entire company to strategic or financial investors, and/or seeking protection under the U.S. bankruptcy laws.

We expect to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through preclinical and clinical development and field trials, seek regulatory approval, and pursue commercialization of any approved product candidates. We anticipate that our general and administrative expenses will increase commensurate with future commercialization of our products and expansion of research collaboration work. In addition, in light of the completion of the Business Combination, we have and expect to continue to incur higher costs associated with operating as a public company. Because of the numerous risks and uncertainties associated with research, development, and commercialization of our product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future capital requirements will depend on many factors, including:

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	THREE MONTHS ENDED MARCH 31,		INCREASE /
	2023	2022	(DECREASE)
Net cash (used in) operating activities	$(31,060)	$(49,511)	$18,451
Net cash (used in) investing activities	(1,608)	(250)	(1,358)
Net cash provided by (used in) financing activities	(2,989)	102,497	(105,486)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(35,657)	$52,736	$(88,393)

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

During the three months ended March 31, 2023, operating activities used $31.1 million of cash, primarily resulting from our net loss of $28.5 million, adjusted for non-cash items and the effect of changes in operating assets and liabilities. Non-cash adjustments primarily include depreciation and amortization expense of $2.3 million, stock-based compensation expense of $2.3 million, and amortization of right-of-use assets of $1.0 million; offset by a change in the fair value of our warrant liabilities of $0.2 million. Net cash used by changes in our operating assets and liabilities consisted primarily of a decrease in deferred revenue of $3.8 million, a decrease of $2.7 million in accrued expenses, lease liabilities and other liabilities, a $1.8 million increase in prepaid expenses and other current assets, and an increase in accounts payable of $0.2 million. The decrease in accrued expenses was due to reduced level of research activities and the increase in prepaid expenses and other assets was due to operating costs to support our operations as a public company, including insurance policies. The decrease in deferred revenue was due to revenue recognized on our license agreement we entered into with SIIPL in 2022.

During the three months ended March 31, 2022, operating activities used $49.5 million of cash, primarily resulting from our net loss of $38.2 million, adjusted for non-cash items and the effect of changes in operating assets and liabilities. Non-cash adjustments primarily include stock-based compensation of $2.2 million, depreciation and amortization expense of $2.1 million and amortization of right-of-use assets of $1.6 million. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2022 consisted primarily of a $2.0 million decrease in accounts payable, a $9.4 million decrease in accrued expenses, lease liabilities and other liabilities, a $6.3 million increase in prepaid expenses and other current assets, and an increase of $5.0 million in accounts receivable, partially offset by an increase in deferred revenue of $4.7 million. The increase in cash used in accounts payable and accrued expenses related to our increased level of operating activities and timing of vendor invoicing and payments. The increase in cash used for prepaid expenses and other assets was due to our increased level of research collaborations and manufacturing development activities related to our product candidates. The increase in deferred revenue was due to our license agreement we entered into with SIIPL in March 2022.

Investing Activities

During the three months ended March 31, 2023, investing activities used $1.6 million of cash, consisting primarily of purchases of property and equipment related primarily to purchases of laboratory equipment and facilities improvements.

During the three months ended March 31, 2022, investing activities used $0.3 million of cash, consisting of purchases of property and equipment, of which a substantial majority related to laboratory and facilities improvements in Research Triangle Park, North Carolina and purchases of laboratory equipment and facilities improvements for our manufacturing facility in Rochester, New York.

Financing Activities

During the three months ended March 31, 2023, financing activities used $3.0 million of cash, which was primarily related to repayments on our debt and finance lease obligations.

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

In December 2022, the Company entered into a lease for farm land located in Colusa County, California, which commenced in January 2023. The lease term expires in December 2032. The base rent for this lease is approximately $0.1 million per year, subject to annual increases based on the consumer price index beginning on January 1, 2024.

See Note 16, Leases, of the notes to our condensed consolidated financial statements for the three months ended March 31, 2023 and 2022, for further information on our operating lease obligations.

Purchase Obligations

In the normal course of business, we enter into contracts with third parties for field trials, preclinical studies and research and development supplies. These contracts generally do not contain minimum purchase commitments and provide for termination on notice, and therefore are cancellable contracts.

License Agreement Obligations

In December 2020, we entered into an assignment and license agreement with Bayer CropScience LLP (“Bayer”) under which we may be obligated to make milestone and royalty payments. These payment obligations are contingent upon future events, such as achieving certain development, regulatory, and commercial milestones or generating product sales. The timing of these events is uncertain; accordingly, we cannot predict the period during which these payments may become due. We have agreed to pay up to $2.0 million in milestone payments under this assignment and license agreement when certain development milestones are met. The Company assessed the milestones for the three months ended March 31, 2023 and concluded no such milestone payments were deemed probable nor due.

In August 2020, we entered into a license agreement with Acuitas Therapeutics, Inc. (“Acuitas”) under which we are obligated to make potential milestone payments, royalty payments, or both. These payment obligations are contingent upon future events, such as achieving certain clinical and regulatory milestones and generating product sales. Such payments are dependent upon the development of products using the intellectual property licensed under the agreements and are contingent upon the occurrence of future events. The potential clinical and regulatory milestone payments that Acuitas is entitled to receive is in the low double-digit millions for the first option exercised. With respect to the sale of each licensed products, the Company is also obligated to pay Acuitas royalties in the low single digit percentages on net sales of the licensed products by the Company and its affiliates and sublicensees in a given country until the last to occur, in such country, of (i) the expiration or abandonment of all licensed patent rights covering the licensed product, (ii) expiration of any regulatory exclusivity for the licensed product, or (iii) ten years from the first commercial sale of the licensed product. For the three months ended March 31, 2023, none of these events were deemed probable and hence no expenses were recorded.

Debt Obligations

See Note 10, Debt, of the notes to our condensed consolidated financial statements included elsewhere in this filing for further information on our future debt repayment obligations.

Manufacturing Commitments and Obligations

In November 2021, we engaged Samsung Biologics Co., Ltd. (“Samsung”) as a contract development and manufacturing organization for scale up and commercial scale production of our mRNA COVID-19 vaccine pursuant to a Master Services Agreement and a Product Specific Agreement with Samsung (collectively, the “Samsung Agreements”). Pursuant to the Samsung Agreements, we must, among other things, (a) pay Samsung service fees for its pharmaceutical development and manufacturing services, (b) purchase certain minimum quantities of drug products, and (c) pay Samsung, on a minimum take-or-pay basis for each year under the agreement, for our minimum purchase commitments, as determined under the terms of the Samsung Agreements. Based on our minimum purchase commitments, we expect to pay Samsung a minimum of approximately $8.8 million in service fees under the Samsung Agreements, excluding the cost of raw materials. For the three months ended March 31, 2023, the Company did not incur any costs under this service agreement. We incurred approximately $5.9 million in costs under this service agreement for the year ended December 31, 2022.

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

During the three months ended March 31, 2022, there have been no updates to our critical accounting estimates from those disclosed in "Management's Discussion and Analysis of Financial Condition" in our Form 10-K for the year ended December 31, 2022.

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

Interest Rate Risk

As of March 31, 2023 and December 31, 2022, we had cash and cash equivalents which consisted of cash and money market funds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

We have exposure to interest rate risk from our variable rate debt. We do not hedge our exposure to changes in interest rates. As of March 31, 2023, we had $20.0 million in variable rate debt outstanding. A 10% change in interest rates would have an immaterial impact on annualized interest expense.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Due to the material weaknesses identified as of December 31, 2021, two of which remain unremediated as of March 31, 2023, which are disclosed in Management's Annual Report on Internal Control Over Financial Reporting, the CEO and the CFO concluded that the disclosure controls were not effective, to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and were not effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Previously Reported Material Weaknesses on Internal Control over Financial Reporting

In the Annual Report Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 28, 2023, management concluded that our internal control over financial reporting was not effective as of December 31, 2022. In the evaluation, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022, due to unremediated material weakness in our internal control over financial reporting which are as follows:

•
The failure to maintain a sufficient complement of personnel in its accounting and reporting department to ensure adequate segregation of duties such that appropriate review and monitoring of its financial records are executed.
•
The failure to design and implement adequate information systems controls including access and change management controls.

Remediation Plan

We are committed and are taking steps necessary to remediate the control deficiencies that constituted the above material weakness by implementing changes to our internal control over financial reporting. During the year ended December 31, 2022, we made the following enhancements to our control environment including the following:

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

Changes in Internal Control over Financial Reporting

Other than the material weakness referenced above, there have been no additional changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We currently are not a party to any material litigation or other material legal proceedings. From time to time, we may be subject to legal proceedings and claims in the ordinary course of business.

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. Before you decide to invest in any of our securities, you should consider carefully the risks described in the section of our Annual Report entitled “Item 1A. Risk Factors”, as well as the risks described below. If any of these risks actually occur, our business, results of operations and financial condition would likely be materially and adversely affected. In these circumstances, the market price of our securities could decline, and you may lose part or all of your investment. This Report also contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, the risks referred to in this paragraph.

Our receipt of a written non-binding indication of interest from a strategic acquiror may or may not result in an actual completed transaction. The uncertainty surrounding the outcome could materially and adversely impact the Company’s business operations, interfere with its ability to attract and retain personnel, result in the incurrence of significant expenses and cause the Company’s stock price to be subject to significant fluctuation or otherwise be adversely impacted depending on the outcome of such transaction process.

On March 29, 2023, the Company received a non-binding indication of interest from Fall Line Endurance Fund, L.P. (“Fall Line”) to acquire all of the outstanding capital stock of the Company (the “Proposed Transaction”). The terms of any potential agreement between GreenLight and Fall Line would be contingent on certain conditions, including completion of due diligence review and negotiation of definitive transaction documents, as well as certain to be identified Company stockholders agreeing to roll their existing equity in connection with the Proposed Transaction.

There can be no assurance that this indication of interest will eventually lead to a binding offer with terms acceptable to all parties. Even if a binding offer is accepted, a transaction may not be completed if pre-closing matters such as regulatory approvals, due diligence and other conditions are not completed satisfactorily or within specified time frames. To the extent the trading price of the Company’s common stock reflects a market assumption that a transaction will be completed, the Company’s stock price could be adversely impacted if a transaction does not take place. Additionally, the Company is subject to a number of other risks during this time associated with the indication of interest by the strategic acquiror. Particularly, the Board’s and management’s attention could be diverted from normal business operations to focus on the potential transaction and the Company could incur significant advisory and legal costs related to evaluating the proposal, all of which could adversely impact financial results. Further, as a result of the potential for a future transaction, the Company may not be able to retain key personnel, who may be uncertain about their future roles. Moreover, the Company may experience difficulty in attracting or retaining personnel across all areas of the business due to the uncertainty related to this matter.

The Company estimates that its existing cash and cash equivalents of $32.4 million as of March 31, 2023 will last through the second quarter of 2023. We will require substantial additional funds to complete our research and development activities, and, if additional funds are not available, we may need to significantly scale back or cease our business.

We have incurred substantial losses since inception and incurred net losses of approximately $28.5 million and $38.2 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of approximately $449.1 million and cash and cash equivalents of approximately $32.4 million. Cash used in operating activities totaled approximately $31.1 million and $49.5 million for three months ended March 31, 2023 and 2022, respectively. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future. As of March 31, 2023 and for the three months ended March 31, 2023, we estimate that our existing cash and cash equivalents of approximately $32.4 million as of March 31, 2023 will last through June 30, 2023 but will not be sufficient to fund our operations for twelve months from the date hereof, and we will need to raise additional capital to continue our operations and to implement our business plan, which capital may not be available on acceptable terms or at all.

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
Our ability to raise funds will depend upon many factors, including conditions in the debt and equity capital markets, as well as investor perception of our creditworthiness and prospects. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. In the event the Company is unable to secure additional outside capital to fund our obligations before the end of the second quarter of 2023, the Company will be required to seek other strategic alternatives, which may include, among others, scaling back or discontinuing certain or all operations to reduce costs, closure of operations, sale of certain of our assets, a sale of the entire company to strategic or financial investors, and/or seeking protection under the U.S. bankruptcy laws. This may seriously harm our business, financial condition and results of operations. If we are not able to continue operations, investors may suffer a complete loss of their investments in our securities.

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

10.6

Development and Option Agreement, dated August 24, 2020, by and between Acuitas Therapeutics, Inc. and GreenLight Biosciences, Inc. (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 19, 2021).

10.7

Collaboration and License Agreement, by and between the Company and EpiVax Therapeutics, Inc., dated January 8, 2023 (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2023).

10.8

Assignment and License Agreement dated December 10, 2020 by and between Bayer CropScience LLP and GreenLight Biosciences, Inc. (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 19, 2021).

10.9

Master Equipment Financing Agreement, dated March 29, 2021, by and between Trinity Capital Inc. and GreenLight Biosciences, Inc. (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on September 7, 2021, as amended).

10.10

Master Services Agreement, dated November 24, 2021, between Samsung Biologics Co., LTD. and GreenLight Biosciences, Inc, as amended (incorporated by reference to Exhibit 10.33 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 6, 2021).

10.11

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

GreenLight Biosciences Holdings, PBC

Date: May 11, 2023	By:	/s/ Andrey J. Zarur
Andrey J. Zarur
President and Chief Executive Officer

Date: May 11, 2023	By:	/s/ Susan Keefe
Susan Keefe
Chief Financial Officer